Form 10-Q
period 1996-06-30
ORAVAX INC /DE/
filed 1996-08-14
CIK 900122

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             =======================

                                    FORM 10-Q

/X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       OR
/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 0-26034


                                  ORAVAX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                    04-3085209
(State or other jurisdiction                     (I.R.S. Employer
of incorporation of organization)             Identification Number)

  38 SIDNEY STREET, CAMBRIDGE, MASSACHUSETTS           02139
   (Address of principal executive offices)          (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (617) 494-1339

FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT:  NOT APPLICABLE

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                          YES   X                    NO
                              -----                     -----


NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASS OF COMMON STOCK, AS OF LATEST PRACTICABLE DATE.

        CLASS                             OUTSTANDING AS OF JULY 31, 1996
        -----                             -------------------------------

COMMON STOCK, $.001 PAR VALUE                        9,945,872

     --------------------------------------------------------------------

                                  ORAVAX, INC.

                                    FORM 10-Q
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                                           PAGE
                                                                           ----

PART I.  FINANCIAL INFORMATION
- ------------------------------

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1996, actual and
pro-forma, and December 31, 1995.......................................      3

Condensed Consolidated Statements of Operations for the three and
six months ended June 30, 1996 and 1995................................      4

Condensed Consolidated Statements of Cash Flows for the
six months ended June 30, 1996 and 1995................................      5

Notes to Condensed Consolidated Financial Statements...................      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................      9

PART II.  OTHER INFORMATION............................................     15
- ---------------------------

SIGNATURES.............................................................     17

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                  ORAVAX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         In thousands except share data

                                    ---------

                                          DECEMBER 31,     JUNE 30,      JUNE 30,
                                              1995           1996          1996
                                              ----           ----         ----
ASSETS                                                                 PRO-FORMA

Cash and cash equivalents                  $ 11,882      $ 15,664      $ 31,339
Short-term investments                       15,749         2,004         2,004
Prepaid and other current assets                306           279           279
                                           --------      --------      --------

Total current assets                         27,937        17,947        33,622

Property and equipment, net                   1,330         6,030         6,030
Other assets                                    116           824           364
Investment in joint venture                     450           462           462
                                           --------      --------      --------

Total assets                               $ 29,833      $ 25,263      $ 40,478
                                           ========      ========      ========

LIABILITIES AND STOCKHOLDERS'
EQUITY

Accounts payable and accrued expenses      $  3,413      $  6,742      $  6,742
Deferred revenue - related party                899           839           839
Obligation under capital leases                 516         1,418         1,418
                                           --------      --------      --------

Total current liabilities                     4,828         8,999         8,999

Obligation under capital leases,
  excluding current portion                     492         2,040         2,040
Installment debt                                 --         1,248         1,248
                                           --------      --------      --------

Total liabilities                             5,320        12,287        12,287

Stockholders' equity :
Common stock, $.001 par value;25,000,000
  shares authorized in 1996 and 1995;
  issued and outstanding 7,645,872 and
  7,615,865 shares in 1996 and 1995 and
  9,945,872  shares pro-forma                     8             8            10
Preferred stock, $.001 par value;
  2,000,000 shares authorized; none
  issued or outstanding                          --            --            --

Additional paid-in capital                   58,061        58,161        73,374
Deferred compensation                          (296)         (260)         (260)
Accumulated deficit                         (33,260)      (44,933)      (44,933)
                                           --------      --------      --------

Total stockholders' equity                   24,513        12,976        28,191
                                           --------      --------      --------

Total liabilities and
   stockholders' equity                    $ 29,833      $ 25,263      $ 40,478
                                           ========      ========      ========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 ORAVAX, INC.

                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             In thousands, except share and per share data

                                              -----------

                                  THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                      1996           1995            1996            1995
                                      ----           ----            ----            ----
Revenue:
Collaborative research and
  development - related party     $    1,703      $    1,474      $    3,274      $    1,474
              -other                      --              --              --           3,190
Government grants                        176              64             368             142
Interest                                 254             179             564             258
                                  ----------      ----------      ----------      ----------

                                       2,133           1,717           4,206           5,064
                                  ----------      ----------      ----------      ----------

Expenses:
Research and development               6,269           2,684          11,549           5,459
General and administrative               976             631           1,819           1,796
Interest                                 133              21             272              42
                                  ----------      ----------      ----------      ----------

                                       7,378           3,336          13,640           7,297
                                  ----------      ----------      ----------      ----------

Net loss from operations              (5,245)         (1,619)         (9,434)         (2,233)

Equity in operations of
  joint venture                       (1,153)           (737)         (2,239)           (737)
                                  ----------      ----------      ----------      ----------

Net loss                              (6,398)         (2,356)        (11,673)         (2,970)
                                  ----------      ----------      ----------      ----------

Accretion to redemption
  value of preferred stock                --             (51)             --            (108)
                                  ----------      ----------      ----------      ----------


Net loss to common
  stockholders                    $   (6,398)     $   (2,407)     $  (11,673)     $   (3,078)
                                  ==========      ==========      ==========      ==========

Net loss per common share
  and common equivalent           $     (.84)     $    (1.20)     $    (1.53)     $    (2.36)


Weighted average number of
  common and common
  equivalent shares
  outstanding                      7,643,602       2,002,704       7,637,302       1,304,884


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  In thousands

                                  ----------

                                                         SIX MONTHS ENDED JUNE 30,
                                                              1996        1995
                                                              ----        ----

Cash flows from operating activities:
    Net loss from operations                               $(11,673)     $ (2,970)
    Adjustments to reconcile net loss from operations
      to net cash used in operating activities:
     Depreciation and amortization                            1,027           304
     Equity in operations of joint venture                    2,239           737
     Non-cash compensation                                       36           279
     Changes in operating assets and liabilities:
        Prepaid expenses and other current assets                27          (107)
        Other assets                                           (708)          (40)
        Accounts payable and accrued expenses                 3,329           977
        Deferred revenue - related party                        (60)          276
                                                           --------      --------

Net cash used in operating activities                        (5,783)         (544)
                                                           --------      --------

Cash flows from investing activities:
    Net purchases of short-term investments                  13,745       (13,026)
    Expenditures for property and equipment                  (1,068)         (214)
    Proceeds from sale-leaseback of property and equipment      408           314
    Investment in joint venture                              (2,251)         (876)
                                                           --------      --------

Net cash provided (used) by investing activities             10,834       (13,802)
                                                           --------      --------

Cash flows from financing activities:
    Proceeds from stock issuances, net                          100        29,912
    Principal payments under capital lease obligations         (793)         (236)
    Principal payments of installment debt, net                (576)           --
                                                           --------      --------

Net cash provided (used) by financing activities             (1,269)       29,676
                                                           --------      --------

Net increase in cash and cash equivalents                     3,782        15,330

Cash and cash equivalents at beginning of period             11,882         3,706
                                                           --------      --------

Cash and cash equivalents at end of period                 $ 15,664      $ 19,036
                                                           ========      ========


                                      .

     The accompanying notes are an integral part of the condensed consolidated financial statements.
                                       5

                                  ORAVAX, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to the three and six months ended June 30, 1996 and 1995 is unaudited.



1. NATURE OF BUSINESS

     OraVax, Inc. (the "Company") is a leader in the discovery and development of oral vaccines and non-injected antibody products to prevent and treat diseases which infect the human body at its mucosal linings.

     The ultimate success of the Company is dependent upon its ability to raise capital through equity placement, receipt of contract revenue, sale of product and interest income on invested capital. The Company's capital requirements may change depending upon numerous factors, including progress of the Company's research and development programs, time required to obtain regulatory approvals, resources the Company devotes to self-funded projects, proprietary manufacturing methods and advanced technologies and demand for the Company's products, if and when approved.

     In early July 1996, the Company closed a follow-on public offering of its common stock with net proceeds of $15,215,000. Pro-forma cash and investments at June 30, 1996, including the net proceeds of this offering, were $33,343,000.

     While management believes that additional capital will be available to fund operations, there can be no assurance that additional funds will be available when required, on terms acceptable to the Company.

     The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with government regulations.



2. BASIS OF PRESENTATION

     The consolidated balance sheet as of June 30, 1996, and the consolidated statements of operations and cash flows for the three and six months ended June 30, 1996 and 1995 are unaudited, have been prepared on a basis substantially consistent with the audited financial statements, and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The preparation of interim financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. The results for the six months ended June 30, 1996 are not necessarily indicative of results for the entire year, although the Company expects to incur a significant loss for the year ending December 31, 1996. These interim financial statements should be read in conjunction with the annual consolidated financial statements included in the Company's annual report filed on Form 10-K for the year ended December 31, 1995.

                                  ORAVAX, INC.

INFORMATION WITH RESPECT TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 IS UNAUDITED.

     Net Loss Per Common Share

     Net loss per common share is computed based upon the weighted average number of common and common equivalent shares (using the treasury stock method) outstanding after certain adjustments described below. Common equivalent shares are not included in the per-share calculations where the effect of their inclusion would be anti-dilutive, except that, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve-month period prior to the effective date (June 8, 1995) of the initial public offering (the "IPO") have been included in the calculation as if they were outstanding for all periods prior to the IPO, using the treasury stock method and the IPO price of $10.00 per share. In the computation of the 1995 net loss per common share, accretion of preferred stock is included as an increase to net loss attributable to common stockholders.


3. FOLLOW-ON COMMON STOCK OFFERING

     In early July 1996, the Company closed its follow-on public offering of an aggregate of 2,300,000 shares of its common stock at $7.25 per share with net proceeds of $15,215,000. The financing has been presented on a pro-forma basis as if the transaction had occurred as of June 30, 1996. With the completion of the offering, the Company has approximately 9.9 million shares of common stock outstanding.


4. JOINT VENTURE

     In March, 1995, the Company entered into a collaboration (the "Joint Venture") with Pasteur Merieux Serums & Vaccins S.A. ( "Merieux") for the development, manufacturing, marketing and sale of immuno-therapeutic and preventive vaccines against H. Pylori infections in humans. Under the Joint Venture, OraVax and Merieux have agreed to develop vaccines which use the urease protein or any of its sub-units as antigens (the "Target Products"). OraVax and Merieux will share equally in profits from the sales of the Target Products and in all future research, development, clinical and commercialization costs. Merieux made an initial milestone payment of $2.6 million directly to OraVax, paid the Company directly $0.6 million for research and development conducted in the first quarter of 1995 and purchased $2.5 million of the Company's Series Preferred Stock which was subsequently converted to common stock. Merieux purchased an additional $1.0 million of common stock in the Company's initial public offering. In addition, Merieux agreed to pay OraVax up to an additional $12 million during the development period, subject to the achievement of certain clinical and regulatory milestones, of which $0.6 million was paid to the Company in December 1995. Merieux is providing technical expertise and will also provide marketing to the Joint Venture. Beginning in the second quarter of 1995, research, development and commercialization activities of the Joint Venture were conducted through two equally controlled partnerships, which have contracted with OraVax and Merieux to perform research and development and clinical trial activities. OraVax earned $3,274,000 and $1,474,000 under such contracts in the six months ended June 30, 1996 and 1995, respectively. The Joint Venture provides for certain rights of termination, but, absent any breach, neither party may unilaterally terminate the Joint Venture prior to March 31, 1997.

     From inception of the Joint Venture through June 30, 1996, OraVax and Merieux together have invested approximately $10.3 million to fund the Joint Venture Partnerships' operations. Total research expenditures by the Joint Venture Partnerships under contracts with OraVax and Merieux were $4,474,000 in the six months ended June 30, 1996 and $1,474,000 in the six months ended June 30, 1995. OraVax accounts for its investments in the Joint Venture Partnerships under the equity method of accounting and, accordingly, recorded its $2,239,000 and $737,000 share of the Joint Venture Partnerships' net losses in the six months ended June 30, 1996 and 1995, respectively.

     Following are the summarized results of operations of the Joint Venture for the three and six months ended June 30, 1996 and 1995.

                                Three Months Ended            Six Months Ended
                                      June 30,                   June 30,
                               1996           1995          1996           1995
                               ----           ----          ----           ----

Contract research expense
  - OraVax                  $ 1,703,000    $ 1,474,000   $ 3,274,000    $ 1,474,000
  - Merieux                     600,000             --     1,200,000             --
                            -----------    -----------   -----------    -----------

Total research expense        2,303,000      1,474,000     4,474,000      1,474,000
                            -----------    -----------   -----------    -----------

Net loss                    $(2,303,000)   $(1,474,000)  $(4,474,000)   $(1,474,000)
                            ===========    ===========   ===========    ===========

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

     Since its inception in 1990, the Company has been engaged in the discovery and development of oral vaccines and non-injected antibody products to prevent or treat human infectious diseases.

     To date, the Company has not received any revenues from the sale of products and does not expect to receive any such revenues for at least several years. The Company's losses incurred since inception resulted principally from expenditures under its research and development programs and clinical trials and the Company expects to incur significant operating losses over the next several years due primarily to expanded research and development efforts, preclinical testing and clinical trials of its product candidates, the acquisition of additional technologies, the establishment of manufacturing capability and the performance of commercialization activities. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the progress of the Company's research and development efforts, the receipt, if any, of milestone payments, the timing of certain expenses and the establishment of collaborative research agreements.

     In early July 1996, the Company closed a follow-on public offering of its common stock with net proceeds of $15,215,000. Pro-forma cash and investments at June 30, 1996, including the net proceeds of this offering, were $33,343,000.


RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

     The Company's total revenues increased to $2,133,000 in the three months ended June 30, 1996 from $1,717,000 in the three months ended June 30, 1995. In the three months ended June 30, 1996, the Company's revenues consisted of $1,703,000 of collaborative research revenues earned under the Company's collaboration (the "Joint Venture") with Pasteur Merieux Serums & Vaccins S.A. ("Merieux"), $176,000 from government grants and $254,000 in interest earned on invested funds. In the three months ended June 30, 1995, the Company's revenues consisted of $1,474,000 of collaborative research revenues earned by the Company under the Joint Venture, $64,000 from government grants and $179,000 in interest earned on invested funds.

     The Company's total costs and expenses increased to $7,378,000 in the three months ended June 30, 1996 from $3,336,000 in the three months ended June 30, 1995. Research and development expenses increased 134% to $6,269,000 in the three months ended June 30, 1996 from $2,684,000 in the three months ended June 30, 1995, reflecting growth in the Company's primary product development programs, principally from clinical trials. Significant contributors to the Company's increased research and development expenses during the second quarter of 1996 included conducting Phase 2 clinical trials under its H. pylori program and manufacturing of clinical materials for, and conducting Phase 3 clinical trials under its RSV program in four countries in the Southern Hemisphere. The 55% increase in general and administrative expenses to $976,000 in the three months ended June 30, 1996 from $631,000 in the three months ended June 30, 1995 resulted principally from increased administrative costs incurred in connection with compliance with the information reporting requirements of the Securities and Exchange Commission and certain patent costs to support research and development. Interest expense increased to $133,000 in the three months ended June 30, 1996 from $21,000 in the three months ended June 30, 1995 due to the assumption of capitalized leases and installment debt associated with the acquisition of equipment and leasehold improvements for the Company's manufacturing facility in January 1996.

     OraVax accounts for its investment in the Joint Venture Partnerships, through which the Joint Venture began conducting its research beginning in the second quarter of 1995, under the equity method of accounting. Accordingly, the Company recorded its $1,153,000 and $737,000 share of the Joint Venture Partnerships' losses during the three months ended June 30, 1996 and 1995, respectively. The increase was principally attributable to increased budgeted research activities of the Joint Venture in 1996 as compared with 1995.

     The Company incurred a net loss of $6,398,000 in the three months ended June 30, 1996 compared to a net loss of $2,356,000 in the three months ended June 30, 1995.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

     The Company's total revenues decreased to $4,206,000 in the six months ended June 30, 1996 from $5,064,000 in the six months ended June 30, 1995. In the six months ended June 30, 1996, the Company's revenues consisted of $3,274,000 of collaborative research revenues earned under the Company's collaboration (the "Joint Venture") with Pasteur Merieux Serums & Vaccins S.A. ("Merieux") which was entered into during the first quarter of 1995, $368,000 from government grants and $564,000 in interest earned on invested funds. In the six months ended June 30, 1995, the Company's revenues consisted of $2,600,000 of milestone payments paid directly to the Company by Merieux, $590,000 and $1,474,000 of collaborative research revenues paid to the Company by Merieux and the Joint Venture, respectively, $142,000 from government grants and $258,000 in interest earned on invested funds.

     The Company's total costs and expenses increased to $13,640,000 in the six months ended June 30, 1996 from $7,297,000 in the six months ended June 30, 1995. Research and development expenses increased 112% to $11,549,000 in the six months ended June 30, 1996 from $5,459,000 in the six months ended June 30, 1995, principally reflecting growth in the Company's primary product development programs. Significant contributors to the Company's increased research and development expenses during the first half of 1996 included conducting Phase 2 clinical trials under both its H. pylori and RSV programs, as well as manufacturing of clinical materials for, commencing and conducting Phase 3 clinical trials under its RSV program in the Southern Hemisphere. There was a 1% increase in general and administrative expenses to $1,819,000 in the six months ended June 30, 1996 from $1,796,000 in the six months ended June 30, 1995. This was principally a result of the combination of an increase in administrative costs in 1996 incurred for compliance with the information reporting requirements of the Securities and Exchange Commission, as well as patent and other administrative costs necessary to support the growth of research and development, offset by a decrease in expenses associated with the 1995 consummation of the Joint Venture agreements. Interest expense increased to $272,000 in the six months ended June 30, 1996 from $42,000 in the six months ended June 30, 1995 due to assumption of capitalized leases and installment debt associated with the acquisition of equipment and leasehold improvements for the Company's manufacturing facility in January 1996.

     The Company recorded its $2,239,000 and $737,000 share of the Joint Venture Partnerships' losses during the six months ended June 30, 1996 and 1995, respectively. The increase was principally attributable to six months of research activity under an expanded Joint Venture budget in 1996 as compared with only three months of related activity in 1995.

     The Company incurred a net loss of $11,673,000 in the six months ended June 30, 1996 compared to a net loss of $2,970,000 in the six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     In January and March 1995, the Company sold an aggregate of 216,237 shares of Series Preferred Stock for net cash proceeds of $9.2 million. These shares were converted to common stock upon the closing of the Company's initial public offering in June 1995.

     In March 1995, the Company entered into a Joint Venture with Merieux for the development, manufacturing, marketing and sale of immuno-therapeutic and preventive vaccines against H. pylori infections in humans. Under the Joint Venture, OraVax and Merieux agreed to develop vaccines which use the urease protein or any of its sub-units as an antigen (the "Target Products"). OraVax and Merieux will share equally in profits from the sales of the Target Products and in all future research, development, clinical and commercialization costs. OraVax and Merieux estimate that research, development and clinical costs will exceed $50.0 million. Merieux is providing technical expertise and will also provide marketing expertise to the Joint Venture. Merieux made an initial milestone payment of $2.6 million directly to OraVax, paid the Company directly $0.6 million for research and development conducted in the first quarter of 1995 and purchased $2.5 million of the Company's Series Preferred Stock. Subsequently, Merieux purchased an additional $1.0 million of common stock in the Company's initial public offering. In addition, Merieux agreed to pay the Company directly up to $12.0 million during the development period, subject to the achievement of certain clinical and regulatory milestones, of which $0.6 million was paid to OraVax in December 1995. However, there can be no assurance that the milestones which trigger such future payments will be achieved. Beginning in the second quarter of 1995, research, development and commercialization activities of the Joint Venture were conducted through two equally controlled partnerships which have contracted with OraVax to perform research and development and clinical trial activities. OraVax earned $3.3 million under these contracts in the first half of 1996. The Joint Venture provides for certain rights of termination, but, absent any breach, neither party may unilaterally terminate the Joint Venture prior to March 31, 1997.

     In June 1995, the Company sold 2,300,000 shares of its common stock for $10.00 per share in an initial public offering, providing net proceeds of approximately $20.7 million.

     In 1995, the Company entered into a five-year operating lease, with renewal options, to consolidate its current research and administrative operations and provide for its longer-term expansion plans in an approximately 53,000 square foot facility in Cambridge, Massachusetts. Occupancy of the new facility began in December 1995. There were no material impairments of long-lived assets as a result of the move.

     In January 1996, the Company leased an approximately 47,000 square foot GMP-compliant manufacturing facility in Canton, Massachusetts and acquired related equipment and leasehold improvements from the former tenant. The facility is intended to be used for commercial production of the Company's monoclonal antibody (HNK20) designed to prevent viral pneumonia in children caused by respiratory syncytial virus. This facility was specifically designed and equipped by the former tenant for the manufacture of monoclonal antibodies for pharmaceutical use, although other production uses are possible. Existing building and capital equipment leases, which include renewal and purchase options, were transferred to the Company. In addition, the Company purchased leasehold improvements and other related assets from the former tenant, payable in installments through 1999.

     The costs to lease and equip these facilities will be funded in whole, or in part, either through existing cash and investments, proceeds from offerings of securities, or other methods of financing including mortgage or lease financing, if available to the Company on acceptable terms. In addition, the Company expects to continue its current practice of leasing most of its capital equipment, provided such lease financing continues to be available to the Company on acceptable terms.

     In early July 1996, the Company closed its follow-on public offering of an aggregate of 2,300,000 shares of its common stock at $7.25 per share for net proceeds of $15,215,000.

     The Company's aggregate cash and investments were $17,668,000 at June 30, 1996 ($33,343,000 on a pro-forma basis, after giving effect of the sale by the Company of 2,300,000 shares of its common stock in early July 1996), a decrease of $9,963,000 since December 31, 1995 ( an increase of $5,712,000 on a pro-forma basis). Cash used by operations during the six months ended June 30, 1996, principally to support research and development, was $5,783,000. The Company expended $1,068,000 for property and equipment, of which $408,000 was recovered under sale-leaseback arrangements, and repaid $793,000 of its capital lease obligations during the period. In addition, the Company invested $2,251,000 in the Joint Venture Partnerships and repaid $576,000 of installment debt, net of accrued interest, during the six months ended June 30, 1996.

     Since inception, the Company's cash expenditures have exceeded its revenues. Operations have been funded principally through public and private placements of equity securities, equipment lease financing, revenues from the Company's Joint Venture with Merieux, government grants and interest income. The Company's future capital requirements will depend on many factors, including, but not limited to, the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the acquisition of additional facilities and capital equipment.

     The Company plans to finance these cash needs in the near term principally through its existing cash reserves, together with interest earned thereon, revenues, payments and reimbursements under the Company's Joint Venture with Merieux and facilities and equipment financing. The Company believes that its capital resources will be sufficient to meet the Company's operating expenses and capital requirements through approximately the third quarter of 1997. The Company will require additional funds to conduct, if required, a Phase 3 trial in the United States of its HNK20 product candidate and for HNK20 manufacturing start up. Moreover, changes in the Company's research and development plans or other events affecting the Company's operations may result in accelerated or unexpected expenditures. In addition, the Company will need substantial additional capital to fund its operations for the manufacturing and marketing of any of its successful product candidates. The Company intends to seek such additional funding through public or private financings or collaborative or other arrangements with corporate partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior those of existing stockholders. There can be no assurance, however, that additional financing will be available from any of these sources, or, if available, can be obtained on terms satisfactory to the Company. The Company's inability to obtain needed funding on satisfactory terms may require the Company to delay, curtail or eliminate one or more of its planned product development programs, scale back its planned manufacturing operations or enter into collaborative arrangements that may require the Company to issue additional equity or to relinquish rights to certain technologies or product candidates that the Company would not otherwise issue or relinquish.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's future operating results are difficult to predict and may be affected by a number of factors, including the following, that could cause actual results to differ materially from those indicated by the forward-looking statements made herein and presented elsewhere by management from time to time.

     EARLY STAGE OF PRODUCT DEVELOPMENT. The products under development by the Company will require significant additional research and development efforts, including extensive clinical testing and regulatory approval, prior to commercial use. The Company's potential products are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the possibilities that the Company's therapeutic approach will not be successful, that any or all of the Company's potential products will be found to be unsafe, ineffective, toxic or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances, that the potential products, if safe and effective, will be difficult to develop into commercially viable products, to manufacture on a large scale or be uneconomical to market, that proprietary rights of competitors or other parties will preclude the Company from marketing such products or that competitors or other parties will market superior or equivalent products.

     FUTURE CAPITAL NEEDS. In addition, the Company will require substantial additional funds in order to continue its research and development programs, preclinical and clinical testing of its product candidates and to conduct full scale manufacturing and marketing of any pharmaceutical products that may be developed. The Company's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the purchase of additional facilities and capital equipment. Based upon its current plans, the Company believes that it has sufficient funds to fund the Company's operating expenses and meet its capital requirements approximately the third quarter of 1997. There can be no assurance, however, that changes in the Company's research and development plans, acquisitions or other events affecting the Company's operations will not result in accelerated or unexpected expenditures. Thereafter, the Company will need to raise substantial additional capital to fund its operations. There can be no assurance, however, that additional financing will be available, or if available, will be available on acceptable or affordable terms.

     MANUFACTURING LIMITATIONS. At present, the Company's ability to manufacture its products is limited to clinical trial quantities. The Company does not have the capability to manufacture commercial quantities of products. The Company's long-term strategy is to develop manufacturing facilities for producing both pilot-scale and commercial quantities of its products. To ensure compliance with current Good Manufacturing Practices ("cGMP") imposed by the FDA, OraVax will need to establish sufficient technical staff to oversee all product operations, including quality control, quality assurance, technical support and manufacturing management. The Company may enter into arrangements with contract manufacturing companies to expand its own production capacity in order to meet requirements for its product candidates. If the Company chooses to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished pharmaceutical or other medical products (if any), clinical trials, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers must operate in compliance with cGMP. The Company's potential dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely and competitive basis.

     RISKS ASSOCIATED WITH COLLABORATIVE ARRANGEMENTS. The Company's product development strategy may require the Company to enter into various additional arrangements with corporate, government and academic collaborators, licensors, licensees and others. Therefore, the Company may be dependent upon the subsequent success of these outside parties in performing their responsibilities. There can be no assurance that the Company will be able to establish additional collaborative arrangements or license agreements that the Company deems necessary or acceptable to develop and commercialize its potential pharmaceutical products or that such collaborative arrangements or license agreements will be successful.

     PATENT AND PROPRIETARY RIGHTS. The Company seeks to protect its trade secrets and proprietary know-how, in part, through confidentiality agreements with its employees, consultants, advisors and collaborators. There can be no assurance that these agreements will not be violated by the other parties, that OraVax will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. Certain of the technology that may be used in the products of OraVax is not covered by any patent or patent application. There can be no assurance that any pending patent applications relating to the Company's product candidates will result in patents being issued. Moreover, there can be no assurance that any such patents will afford protection against competitors with similar technology. There may be pending or issued third-party patents relating to the product candidates of OraVax. OraVax may need to acquire licenses to, or to contest validity of, any such third party patents. It is likely that significant funds would be required to defend any claim that OraVax infringes a third-party patent, and any such claim could adversely affect sales of the challenged product of OraVax until the claim is resolved. There can be no assurance that any license required under any such patent would be made available.

     GOVERNMENT REGULATION. The rigorous preclinical and clinical testing requirements and regulatory approval process of the FDA and of foreign regulatory authorities can take a number of years and require the expenditure of substantial resources. The Company has limited experience in conducting and managing preclinical and clinical testing necessary to obtain government approvals. There can be no assurance that the Company will be able to obtain the necessary approvals for clinical testing or for the manufacturing and marketing of any products that it develops. Additional government regulation may be established that could prevent or delay regulatory approval of the Company's product candidates. Delays in obtaining regulatory approvals would adversely affect the marketing of any products developed by the Company and the Company's ability to receive product revenues or royalties. If regulatory approval of a potential product is granted, such approval may include significant limitations on the indications for which such product may be marketed. Even if initial regulatory approvals for the Company's product candidates are obtained, the Company, its products and its manufacturing facilities are subject to continual review and periodic inspection. The regulatory standards for manufacturing are applied stringently by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer or facility, including warning letters, fines, suspensions of regulatory approvals, product recalls, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, and criminal prosecution. Other violations of FDA requirements can result in similar penalties.

     UNCERTAINTY OF THIRD-PARTY REIMBURSEMENT. Government and other third-party payers are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new products approved for marketing by the FDA and by refusing, in some cases, to provide any coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by government and third party payers for uses of the Company's products, the market acceptance of these products would be adversely affected.

     Because of these and other factors, past financial performance should not be an indicator of future performance. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's common stock may be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in the biotechnology and pharmaceutical industries and recommendations by analysts or other events.

PART II:  OTHER INFORMATION


         ITEM 1.          Legal Proceedings

                          Not Applicable

         ITEM 2.          Changes in Securities

                          Not Applicable

         ITEM 3.          Default Upon Senior Securities

                          Not Applicable

         ITEM 4.          Submission of Matters to a Vote of Securities Holders

                          The Company held its Annual Meeting of Stockholders on May 22, 1996. At this meeting, the stockholders of the
                          Company:

                          1.  Elected Douglas MacMaster (by a vote of
                          4,910,440 shares of common stock in favor and 39,462 shares of common stock withheld) and Andre
                          L. Lamotte, Sc.D. (by a vote of 4,901,440 shares of common stock in favor and 39,462 shares of common stock withheld) to serve as Class I directors of the Company until the 1999 Annual Meeting of Stockholders; and

                          2. Ratified the selection of Coopers & Lybrand as the Company's independent public accountants for the fiscal year ending December 31, 1996 (by a vote of 4,940,662 shares of common stock in favor, 3,500 shares of common stock against and 5,740 shares of common stock abstaining; there were no broker non-votes with respect to this matter).

                          More detailed information concerning matters voted upon by its stockholders is contained in the Company's Proxy Statement relating to the Annual Meeting. Proxies were solicited by the Company's management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's director nominees as listed in the Proxy Statement. All of the nominees were elected to the director class indicated in the Proxy Statement pursuant to the vote of stockholders.

         ITEM 5.          Other Information

                          Not Applicable

         ITEM 6.          Exhibits and Reports on Form 8-K

                                  (a)     Exhibits

                                          None

                                  (b)     Reports on Form 8-K

                                          No reports on Form 8-K were filed
                                          during the quarter ended June 30,
                                          1996.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                OraVax, Inc.



      Date:      August 14, 1996                   /s/Lance K. Gordon
           ---------------------                   -------------------
                                                   Lance K. Gordon
                                                   President and Chief
                                                   Executive Officer



      Date:      August 14, 1996                   /s/Keith S. Ehrlich
           ---------------------                   -------------------
                                                   Keith S. Ehrlich
                                                   Vice President, Finance
                                                   and Administration and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)