Form 10-Q
period 1996-09-30
ORAVAX INC /DE/
filed 1996-11-12
CIK 900122

                   ===========================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ======================

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO
                               --------    ---------


                         COMMISSION FILE NUMBER 0-26034


                                  ORAVAX, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                       04-3085209
   (State or other jurisdiction                           (I.R.S. Employer
  of incorporation of organization)                    Identification Number)


  38 SIDNEY STREET, CAMBRIDGE, MASSACHUSETTS                       02139
   (Address of principal executive offices)                     (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (617) 494-1339

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

                           YES  X                NO
                               ---                  ---


NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASS OF COMMON STOCK, AS OF
LATEST PRACTICABLE DATE.

           CLASS                             OUTSTANDING AS OF OCTOBER 31, 1996
           -----                             ----------------------------------

COMMON STOCK, $.001 PAR VALUE                              9,956,760

      --------------------------------------------------------------------

                                  ORAVAX, INC.

                                    FORM 10-Q
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                                                        PAGE
                                                                        ----


PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 1996
and December 31, 1995 ...............................................   3

Condensed Consolidated Statements of Operations for the
three and nine months ended September 30, 1996 and 1995 .............   4

Condensed Consolidated Statements of Cash Flows for the
nine months ended September 30, 1996 and 1995 .......................   5

Notes to Condensed Consolidated Financial Statements ................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..............   9

PART II.  OTHER INFORMATION .........................................  15
---------------------------

SIGNATURES ..........................................................  16

PART I.  FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS


                                  ORAVAX, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         IN THOUSANDS EXCEPT SHARE DATA
                                    ---------


                                                SEPTEMBER 30,      DECEMBER 31,
                                                    1996              1995
                                                    ----              ----
                                                 (unaudited)
ASSETS

Cash and cash equivalents                          $ 19,436          $11,882
Short-term investments                                8,336           15,749
Prepaid and other current assets                        292              306
                                                   --------          -------

Total current assets                                 28,064           27,937

Property and equipment, net                           5,710            1,330
Other assets                                            375              116
Investment in joint venture                             334              450
                                                   --------          -------

Total assets                                       $ 34,483          $29,833
                                                   ========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses              $  6,093          $ 3,413
Deferred revenue - related party                        873              899
Obligation under capital leases                       1,383              516
Installment debt                                        330                -
                                                   --------          -------

Total current liabilities                             8,679            4,828

Obligation under capital leases, excluding
 current portion                                      1,724              492
Installment debt, excluding current portion             956                -
                                                   --------          -------

Total liabilities                                    11,359            5,320

Stockholders' equity:
Common stock, $.001 par value; 25,000,000
 shares authorized in 1996 and 1995; issued
 and outstanding 9,956,633 and 7,615,865
 shares in 1996 and 1995                                 10                8
Preferred stock, $.001 par value; 2,000,000
 shares authorized; none issued or outstanding            -                -
Additional paid-in capital                           73,421           58,061
Deferred compensation                                  (242)            (296)
Accumulated deficit                                 (50,065)         (33,260)
                                                   --------          -------

Total stockholders' equity                           23,124           24,513
                                                   --------          -------

Total liabilities and stockholders' equity         $ 34,483         $ 29,833
                                                   ========          =======



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA (UNAUDITED)
                                   -----------




                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                           1996       1995            1996           1995
                                           ----       ----            ----           ----

Revenue:
Collaborative research and
  development - related party           $ 1,627     $ 1,540        $  4,901         $ 3,014
              - other                        -            -               -           3,190
Grants and other revenue                    378           5             746             147
Interest                                    396         431             960             689
                                        -------     -------        --------         -------
                                          2,401       1,976           6,607           7,040
                                        -------     -------        --------         -------
Expenses:
Research and development                  5,173       3,430          16,722           8,889
General and administrative                  978         722           2,797           2,518
Interest                                    128          23             400              65
                                        -------     -------        --------         -------

                                          6,279       4,175          19,919          11,472
                                        -------     -------        --------         -------


Net loss from operations                 (3,878)     (2,199)        (13,312)         (4,432)

Equity in operations of joint
  venture                                (1,254)       (771)         (3,493)         (1,508)
                                        -------     -------        --------         -------

Net loss                                 (5,132)     (2,970)        (16,805)         (5,940)
                                        -------     -------        --------         -------

Accretion to redemption
  value of preferred stock                    -           -               -            (108)
                                        -------     -------        --------         -------

Net loss to common
  stockholders                          $(5,132)    $(2,970)       $(16,805)        $(6,048)
                                        =======     =======        ========         =======

Net loss per common share
 and common equivalent                  $  (.52)    $  (.39)       $  (2.00)        $ (1.77)

Weighted average number of
  common and common
  equivalent shares
  outstanding                         9,943,896   7,561,276       8,403,198       3,413,265


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            IN THOUSANDS (UNAUDITED)
                                   ----------


                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                    1996          1995
                                                                    ----          ----

Cash flows from operating activities:
     Net loss from operations                                    $(16,805)    $ (5,940)
     Adjustments to reconcile net loss from operations to net
        cash used in operating activities:
       Depreciation and amortization                                1,534          475
       Equity in operations of joint venture                        3,493        1,508
       Non-cash compensation                                           54          297
       Changes in operating assets and liabilities:
          Prepaid expenses and other current assets                    14            3
          Other assets                                               (259)        (128)
          Accounts payable and accrued expenses                     2,680          833
          Deferred revenue - related party                            (26)         486
                                                                 --------     --------

 Net cash used in operating activities                             (9,315)      (2,466)
                                                                 --------     --------

Cash flows from investing activities:
     Net purchases of short-term investments                        7,413      (18,868)
     Expenditures for property and equipment                       (1,255)        (364)
     Proceeds from sale-leaseback of property and equipment           408          512
     Investment in joint venture                                   (3,377)      (1,751)
                                                                 --------     --------

 Net cash provided (used) by investing activities                   3,189      (20,471)
                                                                 --------     --------

Cash flows from financing activities:
     Proceeds from stock issuances, net                            15,362       29,997
     Principal payments under capital lease obligations            (1,144)        (375)
     Principal payments of installment debt, net                     (538)          --
                                                                 --------     --------

Net cash provided by financing activities                          13,680       29,622
                                                                 --------     --------

Net increase in cash and cash equivalents                           7,554        6,685

Cash and cash equivalents at beginning of period                   11,882        3,706
                                                                 --------     --------

Cash and cash equivalents at end of period                       $ 19,436     $ 10,391
                                                                 ========     ========


                                                           .

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 INFORMATION WITH RESPECT TO THE THREE AND NINE
             MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 IS UNAUDITED.



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



2.   BASIS OF PRESENTATION

     The consolidated balance sheet as of September 30, 1996, and the consolidated statements of operations and cash flows for the three and nine months ended September 30, 1996 and 1995 are unaudited, have been prepared on a basis substantially consistent with the audited financial statements, and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The preparation of interim financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. The results for the nine months ended September 30, 1996 are not necessarily indicative of results for the entire year, although the Company expects to incur a significant loss for the year ending December 31, 1996. These interim financial statements should be read in conjunction with the annual consolidated financial statements included in the Company's annual report filed on Form 10-K for the year ended December 31, 1995.

                                  ORAVAX, INC.

                 INFORMATION WITH RESPECT TO THE THREE AND NINE
             MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 IS UNAUDITED.

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


3.   FOLLOW-ON COMMON STOCK OFFERING

     In July 1996, the Company closed its follow-on public offering of an aggregate of 2,300,000 shares of its common stock at $7.25 per share with net proceeds of $15,215,000. The Company had approximately 10 million shares of common stock outstanding as of September 30, 1996.


4.   JOINT VENTURE

     In March, 1995, the Company entered into a collaboration (the "Joint Venture") with Pasteur Merieux Serums & Vaccins S.A. ( "Merieux") for the development, manufacturing, marketing and sale of immuno-therapeutic and preventive vaccines against H. Pylori infections in humans. Under the Joint Venture, OraVax and Merieux have agreed to develop vaccines which use the urease protein or any of its sub-units as antigens (the "Target Products"). OraVax and Merieux will share equally in profits from the sales of the Target Products and in all future research, development, clinical and commercialization costs. Merieux made an initial milestone payment of $2.6 million directly to OraVax, paid the Company directly $0.6 million for research and development conducted in the first quarter of 1995 and purchased $2.5 million of the Company's Series Preferred Stock which was subsequently converted to common stock. Merieux purchased an additional $1.0 million of common stock in the Company's initial public offering. In addition, Merieux agreed to pay OraVax up to an additional $12 million during the development period, subject to the achievement of certain clinical and regulatory milestones, of which $0.6 million was paid to the Company in December 1995. Merieux is providing technical expertise and will also provide marketing to the Joint Venture. Beginning in the second quarter of 1995, research, development and commercialization activities of the Joint Venture were conducted through two equally controlled partnerships, which have contracted with OraVax and Merieux to perform research and development and clinical trial activities. OraVax earned $4,901,000 and $3,014,000 under such contracts in the nine months ended September 30, 1996 and 1995, respectively. The Joint Venture provides for certain rights of termination, but, absent any breach, neither party may unilaterally terminate the Joint Venture prior to March 31, 1997.

     From inception of the Joint Venture through September 30, 1996, OraVax and Merieux together have invested approximately $12.6 million to fund the Joint Venture Partnerships' operations.

                                  ORAVAX, INC.

              INFORMATION WITH RESPECT TO THE THREE AND NINE MONTHS
                 ENDED SEPTEMBER 30, 1996 AND 1995 IS UNAUDITED.

     Total research expenditures by the Joint Venture Partnerships under its research contracts were $6,980,000 in the nine months ended September 30, 1996 and $3,014,000 in the nine months ended September 30, 1995. OraVax accounts for its investments in the Joint Venture Partnerships under the equity method of accounting and, accordingly, recorded its $3,493,000 and $1,508,000 share of the Joint Venture Partnerships' net losses in the nine months ended September 30, 1996 and 1995, respectively.


     Following are the summarized results of operations of the Joint Venture for the three and nine months ended September 30, 1996 and 1995.

                                    Three Months Ended                Nine Months Ended
                                        September 30,                    September 30,
                                   1996             1995             1996             1995
                                   ----             ----             ----             ----

 Contract research expense
   - OraVax                    $ 1,627,000       $ 1,540,000      $ 4,901,000      $ 3,014,000
   - Merieux                       600,000                 -        1,800,000                -
   - Other                         279,000                 -          279,000                -
                               -----------       -----------      -----------      -----------

 Total research expense          2,506,000         1,540,000        6,980,000        3,014,000
                               -----------       -----------      -----------      -----------

 Net loss                      $(2,506,000)      $(1,540,000)     $(6,980,000)     $(3,014,000)
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

     In July 1996, the Company closed a follow-on public offering of its common stock with net proceeds of $15,215,000. Cash and investments at September 30, 1996 were $27,772,000.


RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

     The Company's total revenues increased to $2,401,000 in the three months ended September 30, 1996 from $1,976,000 in the three months ended September 30, 1995. In the three months ended September 30, 1996, the Company's revenues consisted of $1,627,000 of collaborative research revenues earned under the Company's collaboration (the "Joint Venture") with Pasteur Merieux Serums & Vaccins S.A. ("Merieux"), $378,000 from government grants and an initial license fee earned in connection with sublicensing its Cag A antigen for use in diagnostic tests and $396,000 in interest earned on invested funds. In the three months ended September 30, 1995, the Company's revenues consisted of $1,540,000 of collaborative research revenues earned by the Company under the Joint Venture, $5,000 from government grants and $431,000 in interest earned on invested funds.

     The Company's total costs and expenses increased to $6,279,000 in the three months ended September 30, 1996 from $4,175,000 in the three months ended September 30, 1995. Research and development expenses increased 51% to $5,173,000 in the three months ended September 30, 1996 from $3,430,000 in the three months ended September 30, 1995, reflecting growth in the Company's primary product development programs, principally from clinical trials. Significant contributors to the Company's increased research and development expenses during the third quarter of 1996 included conducting Phase 2 clinical trials under its H. pylori program, and conducting Phase 3 clinical trials under its RSV program in four countries in the Southern Hemisphere. The 35% increase in general and administrative expenses to $978,000 in the three months ended September 30, 1996 from $722,000 in the three months ended September 30, 1995 resulted principally from increased administrative costs incurred in support of expanded research and development. Interest expense increased to $128,000 in the three months ended September 30, 1996 from $23,000 in the three months ended September 30, 1995 due to the assumption of capitalized leases and installment debt associated with the acquisition of equipment and leasehold improvements for the Company's manufacturing facility in January 1996.

     OraVax accounts for its investment in the Joint Venture Partnerships, through which the Joint Venture began conducting its research beginning in the second quarter of 1995, under the equity method of accounting. Accordingly, the Company recorded its $1,254,000 and $771,000 share of the Joint Venture Partnerships' losses during the three months ended September 30, 1996 and 1995, respectively. The increase was principally attributable to increased budgeted research activities of the Joint Venture in 1996 as compared with 1995.

     The Company incurred a net loss of $5,132,000 in the three months ended September 30, 1996 compared to a net loss of $2,970,000 in the three months ended September 30, 1995.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

     The Company's total revenues decreased to $6,607,000 in the nine months ended September 30, 1996 from $7,040,000 in the nine months ended September 30, 1995. In the nine months ended September 30, 1996, the Company's revenues consisted of $4,901,000 of collaborative research revenues earned under the Company's collaboration (the "Joint Venture") with Pasteur Merieux Serums & Vaccins S.A. ("Merieux") which was entered into during the first quarter of 1995, $746,000 from government grants and an initial license fee earned in connection with sublicensing its Cag A antigen for use in diagnostic tests and $960,000 in interest earned on invested funds. In the nine months ended September 30, 1995, the Company's revenues consisted of $2,600,000 of milestone payments paid directly to the Company by Merieux, $590,000 and $3,014,000 of collaborative research revenues paid to the Company by Merieux and the Joint Venture, respectively, $147,000 from government grants and $689,000 in interest earned on invested funds.

     The Company's total costs and expenses increased to $19,919,000 in the nine months ended September 30, 1996 from $11,472,000 in the nine months ended September 30, 1995. Research and development expenses increased 88% to $16,722,000 in the nine months ended September 30, 1996 from $8,889,000 in the nine months ended September 30, 1995, principally reflecting growth in the Company's primary product development programs. Significant contributors to the Company's increased research and development expenses during the first three quarters of 1996 included conducting Phase 2 clinical trials under both its H. pylori and RSV programs, as well as manufacturing of clinical materials for, commencing and conducting Phase 3 clinical trials under its RSV program in the Southern Hemisphere. There was a 11% increase in general and administrative expenses to $2,797,000 in the nine months ended September 30, 1996 from $2,518,000 in the nine months ended September 30, 1995. This was the net result of increased administrative costs in 1996 incurred for compliance with the information reporting requirements of the Securities and Exchange Commission, as well as increased patent and other administrative costs necessary to support the growth of research and development, offset by one-time expenses associated with the consummation of the Joint Venture agreements in 1995. Interest expense increased to $400,000 in the nine months ended September 30, 1996 from $65,000 in the nine months ended September 30, 1995 due to assumption of capitalized leases and installment debt associated with the acquisition of equipment and leasehold improvements for the Company's manufacturing facility in January 1996.

     The Company recorded its $3,493,000 and $1,508,000 share of the Joint Venture Partnerships' losses during the nine months ended September 30, 1996 and 1995, respectively. The increase was principally attributable to nine months of research activity under an expanded Joint Venture budget in 1996 as compared with only six months of related activity in 1995.

     The Company incurred a net loss of $16,805,000 in the nine months ended September 30, 1996 compared to a net loss of $5,940,000 in the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     In January and March 1995, the Company sold an aggregate of 216,237 shares of Series Preferred Stock for net cash proceeds of $9.2 million. These shares were converted to common stock upon the closing of the Company's initial public offering in September 1995.

     In March 1995, the Company entered into a Joint Venture with Merieux for the development, manufacturing, marketing and sale of immuno-therapeutic and preventive vaccines against H. pylori infections in humans. Under the Joint Venture, OraVax and Merieux agreed to develop vaccines which use the urease protein or any of its sub-units as an antigen (the "Target Products"). OraVax and Merieux will share equally in profits from the sales of the Target Products and in all future research, development, clinical and commercialization costs. OraVax and Merieux estimate that research, development and clinical costs will exceed $50.0 million. Merieux is providing technical expertise and will also provide marketing expertise to the Joint Venture. Merieux made an initial milestone payment of $2.6 million directly to OraVax, paid the Company directly $0.6 million for research and development conducted in the first quarter of 1995 and purchased $2.5 million of the Company's Series Preferred Stock. Subsequently, Merieux purchased an additional $1.0 million of common stock in the Company's initial public offering. In addition, Merieux agreed to pay the Company directly up to $12.0 million during the development period, subject to the achievement of certain clinical and regulatory milestones, of which $0.6 million was paid to OraVax in December 1995. However, there can be no assurance that the milestones which trigger such future payments will be achieved. Beginning in the second quarter of 1995, research, development and commercialization activities of the Joint Venture were conducted through two equally controlled partnerships which have contracted with OraVax to perform research and development and clinical trial activities. OraVax earned $4.9 million under these contracts in the first three quarters of 1996. The Joint Venture provides for certain rights of termination, but, absent any breach, neither party may unilaterally terminate the Joint Venture prior to March 31, 1997.

     In September 1995, the Company sold 2,300,000 shares of its common stock for $10.00 per share in an initial public offering, providing net proceeds of approximately $20.7 million.

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

     In July 1996, the Company closed its follow-on public offering of an aggregate of 2,300,000 shares of its common stock at $7.25 per share for net proceeds of $15,215,000.

     The Company's aggregate cash and investments were $27,772,000 at September 30, 1996, an increase of $141,000 since December 31, 1995. Cash used by operations during the nine months ended September 30, 1996, principally to support research and development, was $9,315,000. The Company expended $1,255,000 for property and equipment, of which $408,000 was recovered under sale-leaseback arrangements, and repaid $1,144,000 of its capital lease obligations during the period. In addition, the Company invested $3,377,000 in the Joint Venture Partnerships and repaid $538,000 of installment debt, net of accrued interest, during the nine months ended September 30, 1996.

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

     The Company plans to finance these cash needs in the near term principally through its existing cash reserves, together with interest earned thereon, revenues, payments and reimbursements under the Company's Joint Venture with Merieux and facilities and equipment financing. The Company believes that its capital resources will be sufficient to meet the Company's operating expenses and capital requirements through approximately the third quarter of 1997. The Company will require additional funds to conduct, if required, a Phase 3 trial in the United States of its HNK20 product candidate and for HNK20 manufacturing start up. Moreover, changes in the Company's research and development plans or other events affecting the Company's operations may result in accelerated or unexpected expenditures. In addition, the Company will need substantial additional capital to fund its operations for the manufacturing and marketing of any of its successful product candidates. The Company intends to seek such additional funding through public or private financings or collaborative other arrangements with corporate partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior those of existing stockholders. There can be no assurance, however, that additional financing will be available from any of these sources, or, if available, can be obtained on terms satisfactory to the Company. The Company's inability to obtain needed funding on satisfactory terms may require the Company to delay, curtail or eliminate one or more of its planned product development programs, scale back its planned manufacturing operations or enter into collaborative arrangements that may require the Company to issue additional equity or to relinquish rights to certain technologies or product candidates that the Company would not otherwise issue or relinquish.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's future operating results are difficult to predict and may be affected by a number of factors, including the following, that could cause actual results to differ materially from those indicated by the forward-looking statements made herein and presented elsewhere by management from time to time.

     EARLY STAGE OF PRODUCT DEVELOPMENT. The products under development by the Company will require significant additional research and development efforts, including extensive clinical testing and regulatory approval, prior to commercial use. The Company's potential products are subject to the risks of failure inherent in the development of pharmaceutical products based on new technologies. These risks include the possibilities that the Company's therapeutic approach will not be successful, that any or all of the Company's potential products will be found to be unsafe, ineffective, toxic or otherwise fail to meet applicable regulatory standards or receive necessary regulatory clearances, that the potential products, if safe and effective, will be difficult to develop into commercially viable products, to manufacture on a large scale or be uneconomical to market, that proprietary rights of competitors or other parties will preclude the Company from marketing such products; or that competitors or other parties will market superior or equivalent products.

     FUTURE CAPITAL NEEDS. In addition, the Company will require substantial additional funds in order to continue its research and development programs, preclinical and clinical testing of its product candidates and to conduct full scale manufacturing and marketing of any pharmaceutical products that may be developed. The Company's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the purchase of additional facilities and capital equipment. Based upon its current plans, the Company believes that it has sufficient funds to fund the Company's operating expenses and meet its capital requirements approximately the third quarter of 1998. There can be no assurance, however, that changes in the Company's research and development plans, acquisitions or other events affecting the Company's operations will not result in accelerated or unexpected expenditures. Thereafter, the Company will need to raise substantial additional capital to fund its operations. There can be no assurance, however, that additional financing will be available, or if available, will be available on acceptable or affordable terms.

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

PART II:  OTHER INFORMATION
---------------------------


         ITEM 1.     Legal Proceedings

                     Not Applicable

         ITEM 2.     Changes in Securities

                     Not Applicable

         ITEM 3.     Default Upon Senior Securities

                     Not Applicable

         ITEM 4.     Submission of Matters to a Vote of Securities Holders

                     Not Applicable .

         ITEM 5.     Other Information

                     Not Applicable

         ITEM 6.     Exhibits and Reports on Form 8-K

                              (a)     Exhibits

                                      None

                              (b)     Reports on Form 8-K

                                      No reports on Form 8-K were filed during the quarter ended September 30, 1996.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       OraVax, Inc.



  Date:    November 12, 1996         /s/ Lance K. Gordon
        --------------------         ------------------------------------------
                                     Lance K. Gordon
                                     President and Chief Executive Officer



  Date:    November 12, 1996         /s/ Keith S. Ehrlich
        --------------------         ------------------------------------------
                                     Keith S. Ehrlich
                                     Vice President, Finance and Administration
                                     and Chief Financial Officer (Principal
                                     Financial and Accounting Officer)