Form 10-Q/A
period 1996-03-31
ORAVAX INC /DE/
filed 1997-01-21
CIK 900122

                   ===========================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ======================

                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                       OR
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

                           YES  X                NO
                               ---                  ---


NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASS OF COMMON STOCK, AS OF
LATEST PRACTICABLE DATE.

           CLASS                             OUTSTANDING AS OF APRIL 15, 1996
           -----                             ----------------------------------

COMMON STOCK, $.001 PAR VALUE                           7,643,306

      --------------------------------------------------------------------

                                   ORAVAX, INC.

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    IN THOUSANDS

                                                    ------------

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                           1996                 1995
                                                                          -------              -------

Cash flows from operating activities:
    Net loss from operations                                              $(5,275)             $  (614)
    Adjustments to reconcile net loss from operations to net
     cash used in operating activities:
     Depreciation and amortization                                            501                  164
     Equity in operations of joint venture                                  1,086                    -
     Interest paid in preferred stock                                           -                    -
     Non-cash compensation                                                     18                  261
     Changes in operating assets and liabilities:
       Prepaid expenses and other current assets                              (86)                 (54)
       Other assets                                                          (342)                 (30)
       Accounts payable and accrued expenses                                1,160                  576
       Deferred revenue - related party                                      (574)                   -
                                                                          -------              -------

Net cash provided by (used in) operating activities                        (3,512)                 303
                                                                          -------              -------

Cash flows from investing activities:
    Purchases of short-term investments                                    (2,984)                   -
    Sales and maturities of short-term investments                          7,919
    Expenditures for property and equipment                                  (230)                 (47)
    Proceeds from sale-leaseback of property and equipment                    216                  116
    Investment in joint venture                                              (674)                   -
                                                                          -------              -------

Net cash provided by investing activities                                   4,247                   69
                                                                          -------              -------

Cash flows from financing activities:
    Proceeds from stock issuances, net                                         97                9,236
    Principal payments under capital lease obligations                       (372)                (112)
    Principal payments of installment debt                                   (613)                   -
                                                                          -------              -------

Net cash provided by financing activities                                    (888)               9,124
                                                                          -------              -------

Net increase (decrease) in cash and cash equivalents                         (153)               9,496

Cash and cash equivalents at beginning of period                           11,882                3,706
                                                                          -------              -------

Cash and cash equivalents at end of period                                $11,729              $13,202
                                                                          =======              =======


    The accompanying notes are an integral part of the condensed consolidated financial statements.