Form 10-K405
period 1996-12-31
ORAVAX INC /DE/
filed 1997-03-31
CIK 900122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1996                COMMISSION FILE NO.  0-26034

                                  ORAVAX, INC.

             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                              04-3085209
(State or Other Jurisdiction of                               (I.R.S.  Employer
 Incorporation or Organization)                              Identification No.)

      38 SIDNEY STREET, CAMBRIDGE, MASSACHUSETTS         02139
       (Address of Principal Executive Offices)        (Zip Code)

       Registrant's telephone number, including area code: (617) 494-1339

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes X                     No
                      -                        --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $46,894,027, based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 14, 1997.

Number of shares outstanding of the registrant's class of Common Stock as of March 14, 1997: 9,977,606


                                                              Page 1 of 39 pages

                                     PART I

ITEM 1. BUSINESS

         OraVax, Inc. ("OraVax" or the "Company") was incorporated in Delaware in 1990 and has its principal offices and laboratories at 38 Sidney Street, Cambridge, Massachusetts (telephone: 617-494-1339). In June 1995 the Company completed an initial public offering of 2,300,000 shares of its Common Stock, and in June 1996 the Company completed a secondary public offering of 2,300,000 shares of its Common Stock.

         OraVax is a leader in the discovery and development of oral vaccines and non-injected antibody products to prevent or treat diseases which infect the human body at its mucosal surfaces. Most bacteria and viral infections attack the body at its mucosal surfaces. These surfaces include the linings of the gastrointestinal, respiratory and genitourinary tracts and the surface of the eyes, an exposed surface area of over 3,600 square feet in the average adult. Consequently, the largest part of the body's immune system is at the mucosal surface and forms an important first line of defense against disease. OraVax was founded to pursue drug discovery and development utilizing the mucosal immune system. The Company has developed proprietary technology and accumulated valuable expertise in the exploitation of the mucosal immune system for drug discovery and development OraVax believes oral vaccines and non-injected antibody products that provide immunity at mucosal surfaces offer a number of important clinical and commercial advantages relative to injected products, including greater clinical efficacy, a higher level of safety, lower costs of administration and improved patient compliance.

         OraVax is currently pursuing four principal product development programs which target diseases that have high rates of incidence, compelling pharmaco-economic profiles, and against which there are no adequate therapeutic or preventive antibody products or vaccines. The diseases targeted by these products include viral pneumonia in children, peptic ulcer disease, gastritis and stomach cancer, antibiotic-associated diarrhea and colitis, and encephalitis caused by the Japanese Encephalitis virus. The Company's product candidates are designed to generate mucosal immunity, including a specialized class of antibodies, secretory IgA, found solely at the mucosal surfaces. Most of the Company's product candidates are intended to be delivered orally or topically at the other mucosal surfaces. In contrast, conventional antibody products and vaccines generate immunity principally based on IgG, a class of antibodies found in the bloodstream, and are usually delivered by injection.

         The Company's principal product candidates are the following:

     PRODUCT
    CANDIDATE                 INDICATION                          STATUS
HNK 20 antibody       Prevention of viral pneumonia     Phase III trials in children
                      in children
H. pylori vaccines    Prevention and treatment of       Phase II trials
                      peptic ulcers, gastritis and
                      stomach cancer
CdAB vaccine          Prevention of                     Preclinical development
                      antibiotic-associated diarrhea
                      and colitis
JE vaccine            Prevention of central nervous     Preclinical development
                      system infection by the Japanese
                      Encephalitis virus


                                                              Page 2 of 39 pages

BUSINESS STRATEGY

         Developing OraVax's Technology Platform. The Company has recruited a staff of experienced scientists, technicians and managers representing the range of skills the Company believes will be necessary to identify, evaluate and develop commercial technologies and product opportunities. In addition, the Company has developed collaborations with universities, government institutions and corporations to complement and extend its internal resources and assist in product development. The Company will continue to build upon its understanding of the mucosal immune system, monoclinal IgA antibodies and vaccine formulations, and to pursue product candidates that leverage the Company's technology and know-how.

         Identifying Medically and Economically Important Disease Targets. OraVax is focusing its development efforts on diseases that are preventable or treatable by utilizing the mucosal immune response, have near-term commercialization potential and present large market opportunities. The Company considers pharmaco-economics during product selection and throughout development, with the objective of reducing overall health care delivery costs.

         Commercializing Products Efficiently. The Company evaluates and selects product commercialization strategies on a product-by-product basis. The Company is seeking corporate partnerships in the U.S. and Europe to assist in commercialization of HNK20. In January 1996, the Company leased a manufacturing facility for commercial production of HNK20. In June 1996, the Company appointed CSL Limited as exclusive distributor of HNK20 in Australia and selected other Southern Hemisphere countries. This is the first of the Company's planned regional marketing and distribution agreements for HNK20. In March 1995, the Company formed a joint venture with Pasteur Merieux Serums & Vaccins S.A. ("Merieux") (the "Merieux Joint Venture") to develop its H. pylori therapeutic and preventive vaccines, to acquire complementary technology, marketing and distribution expertise and financial support for a product the Company believes has global commercial prospects. The Company is continuing to evaluate the most efficient commercialization strategy for its CdAB vaccine, which is still in preclinical development. Depending on the future circumstances of these and other product development programs, OraVax may expand its manufacturing capacity, subcontract selected manufacturing or grant manufacturing rights to its collaborators.

SCIENTIFIC BACKGROUND

         The human immune system is comprised of two distinct divisions, systemic and mucosal. The systemic immune system, which protects the blood and deep tissues of the body, relies on antibodies composed principally of IgG and IgM immunoglobulins. The mucosal immune system, which protects mucosal surfaces, such as the digestive, respiratory and genitourinary tracts and the surface of the eye, relies on antibodies composed principally of the IgA class immunoglobulins. Historically, vaccine or antibody development has been focused on the systemic immune system, with the objective of increasing IgG antibodies in the blood by injecting vaccines or immunoglobulins. However, this approach often does not provide protection for mucosal surfaces that rely on IgA immunoglobulin. The mucosal surfaces, which comprise a total surface area of over 3,600 square feet, represent either the site of disease or the portal of entry into the body for most infectious diseases. Furthermore, the IgA antibodies produced by the mucosal immune system constitute over 75% of all antibodies produced by the human immune system. Accordingly, the Company believes that the mucosal immune system presents an attractive opportunity for developing products that treat or prevent infectious disease. Such products include monoclonal IgA antibodies that are applied directly to mucosal surfaces and vaccines that are designed to stimulate the body to produce IgA antibodies. Such vaccines are composed of one or more antigens of the pathogen and are specifically formulated for administration to the mucosal immune system.


                                                              Page 3 of 39 pages

         Benefits of Mucosal Immunity. Conventional vaccines and antibodies are designed to provide systemic, as opposed to mucosal, immunity and are administered by injection. Such products include routine childhood vaccines (e.g., Diphtheria/Tetanus/Pertussis, Hepatitis B and Measles/Mumps/Rubella), adult vaccines (e.g., influenza and Hepatitis B) and immune globulins (e.g., rabies and cytomegalovirus). These products provide immunity to infection only after the infecting organism has entered the bloodstream or deep tissues of the body. In contrast, mucosal vaccines and antibody products are not injected but rather are applied to mucosal surfaces (e.g., orally or intranasally). Mucosal vaccines are designed to prevent infection at the point of entry into the body, prior to deep tissue penetration. Noninjected vaccine and antibody products may prevent or treat infections (e.g., H. pylori) that are not susceptible to a systemic immunity approach.

         The Company believes that oral and other non-injected products based upon mucosal immunity will offer a number of important clinical and commercial advantages relative to injected antibody or vaccine products, including:

         Greater Clinical Efficacy. The body's natural defense against disease at mucosal surfaces is the mucosal immune system. Mucosal immunity to specific antigens has been demonstrated to be capable of preventing or eliminating mucosal infections in cases where the systemic immune response is not effective. The Company believes that its approach to the generation of immunity will result in products that more effectively prevent or treat many infectious diseases. In particular, the Company expects that it will be able to develop vaccines to provide mucosal immunity against diseases for which there are no current vaccines or for which the protection afforded by systemic immunity has not been adequate.

         Higher Level of Safety. Injected vaccines and antibody products can cause fever, inflammation, acute allergic reactions and, although rare, severe reactions resulting in disability or death. The Company believes its oral vaccines and non-injected antibody products will result in a significantly lower incidence of adverse reactions. However, the Company may decide to pursue injected product opportunities if an injected vaccine or antibody is determined to be the most effective or cost efficient method of administration of a particular product.

         Lower Cost of Administration. It is anticipated that the Company's products will be administered orally or through nose drops, nasal sprays, eye drops, suppositories or other methods involving direct contact with mucosal surfaces. In contrast to products which require intravenous or intramuscular injection, these methods of administration will not require trained personnel or utilization of hospital or outpatient facilities, effectively lowering the cost of administration.

         Improved Patient Compliance. The Company believes that the greater ease of administration of its products will result in increased patient compliance.

PRODUCTS UNDER DEVELOPMENT

         HNK20 INTRANASAL ANTIBODY AGAINST RSV

         Market Opportunity. The Company is developing HNK20, a monoclinal IgA antibody product designed to prevent viral pneumonia in children caused by RSV. In the United States, approximately 250,000 children annually have moderate to severe underlying medical problems that put them at risk of contracting viral pneumonia from RSV infection. These are children who are born prematurely or who have bronchopulmonary dysplasia, congenital heart disease, leukemia, cystic fibrosis and various immunodeficiency disorders. Approximately 36% of these children require hospitalization due to severe lower respiratory infections from RSV and up to 5% of these hospitalized cases prove to be


                                                              Page 4 of 39 pages
fatal. The Company estimates that the direct medical costs associated with treatment of the disease exceed $500 million annually in the United States.

         The Company believes there is a need for a cost effective approach to the prevention of RSV pneumonia that can be used in both home and hospital settings. Current treatment for RSV pneumonia involves hospitalization, often in an intensive care unit, and administration of ribavirin, an anti-viral drug. The disadvantages of such treatment include difficulty of administration, low efficacy and high cost of product. One company recently received marketing approval for an intravenous (systemic) IgG product derived from adult blood donors. This approach involves the high cost of the product and its intravenous administration in a hospital or outpatient setting and the risks inherent in the systemic administration of large volumes of a human blood derived product. Another approach being explored by this company and others is the development of monoclinal IgG antibodies for administration by injection. The Company believes that the intranasally-administered HNK20 will have the advantages of ease of administration and of limiting the upper respiratory infection at the outset, before it develops into viral pneumonia.

         OraVax Approach. The Company is developing HNK20, a monoclonal IgA antibody, designed for administration by nose drop. Based on the results of primate studies, the OraVax product candidate appears to be safe and provide protection with small doses of antibody administered by nose drop. Studies in several species, including nonhuman primates, indicate that HNK20 is effective when administered at a convenient dosing interval of once daily. The Company expects that its product, if successfully developed, would be used to protect those children at risk from RSV infection, particularly during the winter season when RSV infection is most prevalent.

         The Company received approval from the United States Food and Drug Administration ("FDA") to initiate clinical trials of HNK20 under an Investigational New Drug Application ("IND") filed in March 1994. Safety of HNK20 was initially demonstrated in Phase I/II clinical studies in adults. Virus challenge studies in adults suggested decreased virus shedding in HNK20 treated versus placebo treated subjects. A Phase I safety trial in children was completed in July 1995. A Phase II safety and pharmacology trial in premature infants and infants with bronchopulmonary dysplasia at high risk of contracting RSV viral pneumonia was completed in April 1996. The double-blind, placebo-controlled study included 57 infants, under the age of nine months at study entry, who received either 2.5 milligrams per day of HNK20 or placebo, each through once daily nosedrop administration. Results of the study indicated that HNK20 was well tolerated in the target population and was administered with a high level of compliance. A review of adverse events revealed no safety concerns related to treatment with HNK20. Given the small sample size, no significant differences were observed between the HNK20 group and placebo group related to the incidence of RSV infections, pneumonia or hospitalization.

         In May 1996, the Company initiated a Phase III study designed to determine the prophylactic effectiveness of intranasal administration of HNK20 in premature infants and infants with bronchopulmonary dysplasia at high risk of contracting RSV viral pneumonia. The double-blind, placebo-controlled study involved a total of 614 infants, and was conducted at 26 centers in Australia, New Zealand, Argentina and South Africa, during the Southern Hemisphere's winter months of May to October. Preliminary examination of the results (announced March 19, 1997) indicates that subjects treated with HNK20 experienced a 24% reduction of lower respiratory tract infection, with 53 cases of lower respiratory tract infection occurring in the placebo group and 40 cases occurring in the HNK20 group. The reduction in overall incidence of lower respiratory tract infection was seen principally in non-hospitalized subjects. Incidence of non-hospitalized lower respiratory tract infection was 27, with 18 cases in the placebo group and 9 cases in the HNK20 group. Results indicate that 35 of the 308 subjects (11.4%) in the placebo group were hospitalized with RSV lower respiratory tract infections, while 31 of the 306 subjects (10.1%) in the HNK20 treated group were hospitalized. These results do not represent a statistically significant reduction in hospitalization rates, which was the study's primary endpoint.

         ORAL VACCINES AGAINST H. PYLORI

         Market Opportunity. OraVax is developing oral vaccines designed to prevent and treat peptic ulcer disease and chronic gastritis caused by H. pylori. According to an NIH Consensus Statement dated February 1994, H. pylori has been associated with virtually all duodenal ulcer cases and more than 80% of gastric ulcer cases. In 1994, H. pylori was classified as a Category 1,


                                                              Page 5 of 39 pages
or definite, carcinogen by the World Health Organization. Although frequently asymptomatic, all persons infected by H. pylori have chronic stomach inflammation (gastritis). It is estimated that at least five million people suffer from active peptic ulcers each year and approximately 350,000 to 500,000 new cases are diagnosed annually in the United States. Approximately 600,000 patients are hospitalized each year in the United States for peptic ulcer disease. Serious complications occur in approximately one-third of these cases, including intestinal obstruction, upper gastrointestinal hemorrhage and perforation. Further, each year over 6,000 deaths in the United States are directly caused by ulcer disease, and peptic ulcers are a contributing factor in an additional 11,000 deaths. Approximately 10% of the population will develop peptic ulcer disease during their lifetimes. The Company estimates that the direct medical costs of treating peptic ulcers in the United States exceed $5 billion per year. The Company estimates that approximately 30% of the United States population is infected with H. pylori, while infection rates in most parts of the world exceed those in the United States. In Japan and parts of Europe (including Greece, Germany and all of eastern Europe), the prevalence of infection is nearly twice that of the United States, and in developing countries nearly 100% of the population is infected at an early age. The increased prevalence in infection in these areas is associated with a high risk of peptic ulcer disease and gastric cancer. In Japan, for example, the risk of dying of gastric cancer is estimated to be as high as 8% as compared with 0.8% in the United States. In 1966 the World Health Organization estimated that H. pylori was responsible for about 550,000 new cases per year of stomach cancer worldwide.

         Until recently, treatment of peptic ulcer disease focused on the use of antagonists of acid secretion, such as the H-2 antagonists, Tagamet (cimetidine) and Zantac (ranitidine), and the proton pump inhibitors, Prilosec (omeprazole) and Lanzor (lansoprazole). While assisting in the healing of ulcers, these drugs acting alone do not cure the underlying infection. Consequently, high rates of recurrence and the need for chronic therapy are associated with anti-secretory regimes. An approach being developed to treat recurrent peptic ulcer disease recognizes the role of H. pylori and involves the administration of antibiotics, often in combination with bismuth (e.g., Pepto Bismol) or antagonists of acid secretion. In late 1995 an FDA Advisory Committee recommended approval of two strategies for the treatment of active ulcer disease, each involving a combination of an antagonist of acid secretion and one or more antibiotics. The most effective antibiotic treatments may be complicated by the need to treat for prolonged periods with multiple drugs, by side effects and problems with patient compliance, by relapses if treatment is interrupted, and by the development of antibiotic-resistant strains of the bacteria.

         OraVax Approach. The Company is developing oral vaccines to treat H. pylori infection and prevent reinfection in previously-infected persons and to stimulate immunity in uninfected persons. The Company believes that an oral vaccine directed against H. pylori, if successfully developed, would eventually be considered for routine administration as treatment for peptic ulcer disease and chronic gastritis and as a preventive for the full spectrum of H. pylori-caused disease.

         The Company is evaluating antigens derived from H. pylori bacteria, as well as several formulation technologies for use in vaccines designed to combat existing infections (treatment of chronic gastritis or recurrent peptic ulcer) and/or to prevent primary infection or reinfection. Approximately 200 molecules believed to be on the surface of H. pylori bacteria have been identified by the Company and its collaborators. Experimental vaccines incorporating eight of these antigens have shown significant prophylactic or therapeutic activity in preclinical animal studies. The Company has filed patent applications or secured access to the patents or patent applications of others on each of the eight active antigens. Other molecules are being tested for prophylactic or therapeutic activity as well as combinations of antigens. In all animal models available to date, one of these molecules, the urease antigen, has shown the greatest potential for both prophylactic and therapeutic activity. A variety of formulation technologies are also being evaluated by the Company and its collaborators. In animal studies, the LT mucosal adjuvant has shown the highest level of activity to date.

         The Company's approach may result in separate vaccine products for (1) treatment of existing infection and disease, (2) prevention of reinfection in patients cleared of their infections by antibiotics, and (3) routine prophylactic immunization early in life to prevent initial infection.

         The Company is in Phase II clinical trials with a candidate vaccine called UreAB. The vaccine is based on urease, a major component of the H. pylori bacteria with characteristics that make it an excellent vaccine antigen. Urease is present in all strains of H. pylori and is exposed on the surface of the bacteria as a target for antibody. OraVax has cloned the urease gene and developed methods for efficiently producing purified non-toxic urease as an oral vaccine candidate. The Company's preclinical studies in several species, including nonhuman primates, have demonstrated that the urease antigen, in combination with one of several identified mucosal adjuvants, stimulates a strong immune response when administered orally in low doses. As with many vaccines, an adjuvant is required to evoke a long-lasting and effective response. Urease-based vaccines, when formulated with a mucosal adjuvant, have consistently protected against infection and cured established infections in several pre-clinical models.


                                                              Page 6 of 39 pages

         The Company has completed preclinical development of UreAB, a vaccine candidate based on a non-toxic form of the urease antigen, and conducted a Phase I clinical safety study in chronically infected adults at the Centre Hospital Universitaire Vaudois ("CHUV") in Lausanne, Switzerland, which was completed in December 1995, and demonstrated the safety of the UreAB oral vaccine without adjuvant.

         In October 1996 the Company announced results of a randomized, double-blind, placebo-controlled Phase II safety and immunogenicity study of recombinant urease, formulated with a mucosal adjuvant. The study, conducted at the CHUV and the Center for Vaccine Development in Baltimore, involved 24 healthy adults with chronic gastritis due to H. pylori infection. Subjects were assigned to one of five treatment groups, and received either placebo, urease at graded doses of 20, 60 or 180 mg with LT (heat-labile toxin of Escherichia coli) as a mucosal adjuvant, or adjuvant alone. The study medications were orally administered weekly for four consecutive weeks. Participants underwent gastroscopy and four gastric biopsies both prior to and one month following immunization to monitor the status of infection by quantitative bacterial culture, by breath tests and by examination of histological sections.

         Administration of urease with LT was generally well-tolerated, with immune responses - as measured by the ELISPOT assay for IgA antibody secreting cells - observed in 6 of 14 (43%) subjects in the urease treatment groups. In contrast, 0 of 10 (0 percent) placebo or LT recipients had a response. Results demonstrate that the UreAB vaccine elicits a mucosal immune response and that LT acts as a mucosal adjuvant.

         The level of infection in each patient was assessed by quantitative culture of multiple biopsies taken before and after treatment. The significance of the mean change from baseline to post-immunization was assessed using statistical methods within each treatment group. In addition, subjects in the treatment groups which contained an active dose of urease were combined into one group and subjects in the treatment groups containing the placebo dose of urease were combined into another group. Treatment group comparisons were carried out on these two combination groups. While no treatment groups were significantly different with respect to the change from baseline to post-immunization, all three treatment groups containing an active dose of urease showed a decrease in the natural logarithm of the H. pylori densities from baseline to post-immunization, indicating a favorable response to treatment. For the 20 mg urease + LT adjuvant group, this decrease reached significance at the 0.050 level (p-value=0.043) and the 180 mg urease + LT adjuvant group, this decrease approached significance at the 0.050 level (p-value=0.080). The group receiving 60 mg urease + LT adjuvant showed a modest decrease that was not significant. Of the treatment groups containing the placebo vaccine, only the group also containing placebo adjuvant exhibited a decrease in the natural logarithm of densities from baseline to post-immunization. This decrease was not statistically significant (p=0.630). The three urease dose groups combined were not significantly different from the combined placebo groups with respect to the change from baseline to post-immunization. However, subjects receiving active urease experienced, on average, a larger decrease in the natural logarithm of the densities from baseline to post-immunization than did those subjects receiving placebo. In fact, the average decrease for subjects receiving active urease was significantly different from zero (p=0.032), whereas the decrease for subjects receiving a placebo dose of urease was not significantly different from zero (p=0.425). While the study had small sample sizes per group and was not powered to detect any significant differences between treatment groups that may exist in the population, it did provide evidence that subjects receiving active urease in conjunction with LT adjuvant experienced a larger decrease in bacterial densities than those subjects no receiving active urease. These data indicate a therapeutic activity of the vaccine in humans infected with H. pylori, similar to that seen in animal models, and provide a direction for future vaccine development.


                                                              Page 7 of 39 pages

         No serious adverse events related to the vaccine were observed, and UreAB was well-tolerated during the six-month study. As expected, many of the study participants experienced loose stools in the one to two days following treatment, a recognized side effect of the investigational LT adjuvant used in this study. This side effect did not lead to serious complications or drop outs from the study. Other adjuvants or delivery systems currently being evaluated are expected to reduce or eliminate this side effect in future trials. Based on these results indicating therapeutic activity of UreAB, efforts will be directed toward optimizing the vaccine formulation. These efforts include combining additional novel, proprietary antigens with UreAB, optimization of dosing, schedule of immunization, adjuvants and delivery systems. Additional trials are planned for 1997-98.

         OraVax has entered into several agreements with corporate and academic collaborators relating to the development of H. pylori vaccines. See "Patents and Proprietary Rights; Technology Agreements -- H. pylori Product Development Program."

         Collaboration for H. pylori Product with Merieux. In March 1995, the Company entered into a collaboration with Merieux, for the development, manufacturing, marketing and sale of immuno-therapeutic and preventive vaccines against H. pylori infections in humans. Under the Joint Venture, OraVax and Merieux agreed to co-develop vaccines which use the urease protein or any of its sub-units as an antigen (the "Target Products"). OraVax and Merieux share equally in profits from the sales of the Target Products and in all future research, development, clinical and commercialization costs. OraVax and Merieux estimate that research, development and clinical costs will exceed $50.0 million. Merieux is providing technical expertise and will also provide marketing expertise to the Joint Venture. Merieux made an initial payment of $3.2 million directly to OraVax which included $0.6 million to recognize the value of research and development conducted by OraVax in the first quarter of 1995 prior to the formation of the Joint Venture, and a milestone payment of $2.6 million to recognize the value of technology previously developed by OraVax and made available to the Joint Venture. In addition, Merieux purchased $2.5 million of the Company's Series Preferred Stock. Subsequently, Merieux purchased an additional $1.0 million of common stock in the Company's initial public offering. In addition, Merieux agreed to pay the Company directly up to $12.0 million during the development period, subject to the achievement of certain clinical and regulatory milestones, of which $0.6 million was paid to OraVax in December 1995. However, there can be no assurance that the milestones which trigger such future payments will be achieved. Beginning in the second quarter of 1995, research, development and commercialization activities of the Joint Venture were conducted through two equally controlled partnerships which have contracted with the Company to perform the research, development and clinical trial activities. OraVax earned $6.6 million and $4.8 million under these contracts during 1996 and 1995, respectively. In addition, during 1996, the Joint Venture entered into research and development contracts with Merieux and third parties. The research and development budgets of the two partnerships comprising the Joint Venture are established by joint committees in which each of the venturers has an equal participation and role. The venturers will pay approximately equal shares of the agreed budgets. OraVax will receive revenue from the partnerships for the research and development work which is requested to be performed by OraVax and funded by the Partnerships. There can be no assurance, however, that OraVax will be selected to perform such work.

        OraVax and Merieux each licensed to the Joint Venture upon its formation the right to use all of their respective existing proprietary technologies relating to vaccines for the treatment of H. pylori, except for so-called naked DNA technology (for an injectable vaccine) which is the subject of a separate collaboration by Merieux with a third party. Additional technology in the H. pylori field acquired by either party since the formation of the Joint Venture is required to be offered to the Joint Venture. The Joint Venture itself has also obtained licenses to relevant technology from third parties, including a license in November, 1996 of the complete genome sequence of H. pylori from MedImmune and Human Genome Sciences.

         It is the current intention of OraVax and Merieux that OraVax will manufacture the Target Products in sufficient quantities for clinical trials and for sales by the Joint Venture in the United States. It is also the current intention of OraVax and Merieux that Merieux will manufacture the Target Products for sale by the Joint Venture in non-U.S. markets.

         The marketing activities of the Joint Venture will be managed by the Joint Venture's Marketing Committee with equal control by each party. The corporate names of both OraVax and Merieux will be prominently displayed on the label of the Target Products to the extent consistent


                                                              Page 8 of 39 pages
with regulatory agency requirements. Marketing and sales of Target Products are expected to be carried out principally by Merieux with the exception that OraVax is expected to market and sell directly to the United States military and the National Centers for Disease Control ("CDC").

         The Company or Merieux may withdraw from the Joint Venture only in the event that there is a failure to efficiently and effectively carry out the research and development program or a failure both of urease, and of any other antigen or combination of antigens or formulations to work and irreconcilable differences on how to proceed, in either case subject to arbitration. In the event of termination, in all cases except breach, both parties can commercialize the Target Products upon payment of cross-royalties.

         CdAB VACCINE AGAINST ANTIBIOTIC-ASSOCIATED
         DIARRHEA AND COLITIS

         Market Opportunity. The Company is developing CdAB, a vaccine designed to prevent antibiotic-associated diarrhea and colitis caused by C. difficile. Antibiotic treatment results in a decrease in the number of non-disease causing bacteria in the intestine, a condition allowing the rapid growth of the antibiotic-resistant C. difficile. The C. difficile bacteria produce two toxins (A and B toxins) that cause intestinal inflammation and fluid secretion. C. difficile is a leading cause of antibiotic-associated diarrhea and colitis among elderly hospitalized patients and nursing home residents who are undergoing antibiotic treatment regimes. An estimated 21% of hospitalized patients, or 6.6 million persons, develop C. difficile infections, and 7% (2.2 million persons) develop C. difficile disease (colitis and antibiotic-associated diarrhea) annually in the United States. Up to 33% of nursing home residents (approximately 500,000 persons) develop diarrheal illness in the United States each year, and C. difficile is an important cause of such illness. C. difficile infection is also associated with the use of certain anticancer drugs. Diarrhea is an important contributor to and cause of death in the elderly, and C. difficile may be a significant factor in such cases. Complications of diarrhea, especially dehydration, electrolyte imbalance, and urinary tract and skin infections, are frequent. A vaccine would be expected to significantly reduce costs associated with diagnostic tests for C. difficile infection, infection control measures applied to prevent spread, prolonged hospital stay, and care and management of cases.

         Current treatment of the disease involves fluid and electrolyte replacement and the use of additional antibiotics. Treatment is sometimes problematic because of the need to interrupt the antibiotic regime targeting the patient's primary infection in order to allow resolution of the C. difficile infection. This interruption may result in recurrence of the primary infection. The Company is not aware of any available method for prevention of the disease other than avoidance of broad-spectrum antibiotics in high-risk elderly patients and isolation, quarantine and other infection control procedures used to limit exposure to C. difficile. These measures are often difficult or impossible to apply.

         OraVax Approach. The Company has developed CdAB, a candidate vaccine (based on the A and B toxins) which would be taken prior to exposure to the C. difficile bacteria. CdAB is a toxoid vaccine composed of chemically inactivated A and B toxins. Preclinical trials in animal models with CdAB have demonstrated effectiveness in prevention of C. difficile induced disease. OraVax also intends to use its vaccine to stimulate high-level antitoxin antibodies in plasma donors. These plasma donations will be used to prepare immune globulin products for use in the short-term prophylaxis and therapy of C. difficile infections. The Company plans to file an Investigational New Drug application and to commence Phase I studies for a C. difficile vaccine candidate in 1997.

         JE VACCINE AGAINST INFECTION BY
         THE JAPANESE ENCEPHALITIS VIRUS

         The Company is in the early stages of development of an improved vaccine for prevention of Japanese Encephalitis ("JE") viral infections. JE is a potentially fatal neurotropic viral infection, endemic in Japan, China and other countries of the Pacific Rim. Current vaccines routinely used in the Pacific Rim are expensive, produced in mouse brain and require periodic boosters. The Company has been notified by the Walter Read Army Research Institute of its decision to award the Company an exclusive license to the Army's patented technology for a cell culture-produced, live-attentuated vaccine. In 1996, the Company was awarded a Phase 2 SBIR grant to fund research on JE. The Company's product candidate is a genetically engineered vaccine based on a virulence gene of the JE virus. Preclinical trials in animal models indicate that the vaccine is effective.



                                                              Page 9 of 39 pages

OTHER ORAVAX TECHNOLOGIES

         In addition to the Company's three principal product development programs, the Company has rights to certain other technologies which may have the potential to be developed into products. These technologies also build on the Company's platform of knowledge of the mucosal immune system and immunology. OraVax will continue to evaluate potential development opportunities for these technologies and may consider seeking a corporate partner to commercialize them on a case-by-case basis.

         IgA Antibody Technology. The Company's monoclonal IgA antibody technology includes methods for stimulating IgA antibody production, producing recombinant secretory component and linking IgA antibody to secretory component. The Company's current efforts in these areas are focused on the development of monoclinal IgA antibodies directed against RSV, but are expected to have general application to the development of monoclonal IgA antibodies against other infections. The Company's patent application, filed worldwide, describing the HNK monoclinal IgA antibody issued in the United States in 1995. In addition, the Company has filed a United States patent application claiming the DNA encoding the RSV-recognition site. OraVax also has an exclusive worldwide license from Harvard University to a patent application covering complexes of antibody and secretory component and methods for producing such complexes, including methods for the production of recombinant secretory component and for linking IgA antibodies to secretory component. The Company is not aware of competing patent rights involving complexes of antibody and secretory component.

         Viricle Technology. The bluetongue virus ("BTV") afflicts sheep and cattle in livestock raising regions, including the western United States, Australia and South Africa, causing still births. Genetically engineered virus-like particles known as Viricles(R) were developed as a vaccine against BTV in sheep and against African Horse Sickness, an economically important disease in Spain and other countries which raise thoroughbred horses. In veterinary field trials conducted prior to 1994 by Oxford Virology and the National Environmental Research Council in England, orally administered Viricles have shown promise as a veterinary vaccine against BTV without the need for a mucosal adjuvant. OraVax believes this delivery system may prove useful in the development of human oral vaccines. Consequently, the Company has incorporated a portion of the C. difficile gene into these virus-like particles and has shown that the resulting Viricle vaccine stimulates antibody against both BTV and C. difficile. OraVax acquired the rights of Oxford Virology and jointly owns and has an exclusive license from the Natural Environment Research Council in Oxford, England to two inventions involving BTV, one relating to Viricles and one relating to a method for producing an immunogenic effect against BTV through the use of such particles.

         Shigella Live Vector Oral Vaccine Technology. Infection by Shigella bacteria ("Shigella") is the leading cause of bacillary dysentery. Bacillary dysentery is a worldwide problem, with the highest incidence among children in developing countries. The principal markets for a Shigella vaccine are expected to be travellers, deployed military populations and selected high risk institutionalized groups


                                                             Page 10 of 39 pages
in the United States. Current treatment of bacillary dysentery involves fluid replacement and the use of antibiotics and anti-motility drugs after the occurrence of the infection. While certain antimicrobial drugs may provide protection against Shigella, the widespread use of such drugs has not been recommended because of their side effects and the possibility of inducing the development of drug resistant strains of bacteria.

         The Company has a worldwide exclusive license to the VirG gene modification from the Institut Pasteur. The VirG mutation limits virulence of the bacteria. The Company also has an exclusive license to the genes encoding two enterotoxins produced by the Shigella bacteria for use in preparing an oral vaccine directed against Shigella and for use in a live vector delivery system. The Company is aware of certain additional gene modifications which may be necessary or useful in formal design of a human vaccine. These additional modifications are covered by patents or patent applications to which the Company does not currently have rights. The Company is evaluating the possibility of using Shigella live vector technology as an antigen delivery method for its H. pylori vaccine.

         Copolymer Microsphere Technology. The Company has a non-exclusive license to a patent application covering the use of copolymer microsphere technology in the development of oral vaccines directed against five specific disease targets, including H. pylori and C. difficile. However, this technology is not currently used in formulating any OraVax product candidates. The Company has a non-exclusive license to an issued United States patent relating to the use of copolymer microspheres in injected vaccines. The Company is aware of an additional issued United States patent relating to selective release of active ingredients through the use of copolymer microspheres.

         Hydroxylapatite. The Company has an exclusive license from Harvard University to a patent application covering the use of hydroxylapatite crystals as a particulate carrier for antigens used as oral vaccines.

         License of CagA. In November 1996, the Company entered into a licensing agreement with bioMerieux Vitek, Inc. granting bioMerieux exclusive, worldwide rights to develop human diagnostic products incorporating a proprietary OraVax antigen. The antigen, called CagA, is a component of H. pylori. Strains of H. pylori producing CagA are thought to be among the most virulent. Under terms of the agreement, bioMerieux receives an exclusive, royalty-bearing sublicense to manufacture, use, sell, lease, and otherwise distribute any licensed products for use in the field of in vitro diagnostic tests using instruments that perform automatic, multiparametric immunoanalysis. This sublicense is worldwide, except in Japan, where coexclusive rights were granted. OraVax retains all rights to the use of CagA for vaccines to treat or prevent diseases caused by H. pylori infection. CagA was originally identified by Martin J. Blaser, M.D., Timothy Cover, M.D. and Murali Tummuru, Ph.D. of Vanderbilt University School of Medicine. In 1993, OraVax acquired worldwide exclusive rights to CagA patented by Vanderbilt University.

MANUFACTURING

         At present, the Company's ability to manufacture its products is limited to clinical trial quantities. The Company does not have the capability to manufacture commercial quantities of products. The Company's long-term strategy is to develop manufacturing facilities for producing both pilot-scale and commercial quantities of products. To ensure compliance with GMP regulations, OraVax will need to add sufficient technical staff to oversee all product operations, including quality control, quality assurance, technical support and manufacturing management.

         HNK20 Intranasal Antibody. Manufacturing of HNK20 for Phase I and Phase II clinical trials has been performed by OraVax at its primary facility in Cambridge, Massachusetts and by third


                                                             Page 11 of 39 pages
parties under contract to OraVax. The product used in the Phase III clinical trials conducted in the Southern Hemisphere which commenced at the end of the second quarter of 1996 was manufactured by a contract manufacturer. If the Company conducts a second Phase III trial in North America during the winter of 1997-1998, the Company expects to use product from inventory produced by this contract manufacturer.

         In January 1996, OraVax leased a 47,000 square foot manufacturing facility in Canton, Massachusetts, and acquired related manufacturing equipment from the former tenant, in anticipation of commercial production of HNK20. OraVax is currently reviewing the use of this facility for HNK20 as well as for other programs. If OraVax initiates manufacturing in its Canton facility, the Company will be required to demonstrate the comparability of product manufactured in its own facility to that used in the Phase III clinical trials of the relevant product.

         UreAB Oral Vaccine. The UreAB vaccine product used in the Phase I clinical trials is manufactured in the biological production facility of the Walter Reed Army Institute of Research, Forest Glen Section , Silver Spring, Maryland under a Cooperative Research and Development Agreement ("CRADA") with the United States Army. OraVax anticipates the continued use of this facility to support Phase II and at least the initial portion of Phase III trials. The Company expects to manufacture product for commercial distribution IN the United States. Alternatively, the Company may elect to contract out this commercial product manufacture.

         CdAB Vaccine. Product for early clinical trials may be manufactured by a third party under contract to OraVax. Alternatively, the Company may elect to manufacture product for clinical trials in its own facilities in Cambridge or Canton, Massachusetts.

MARKETING STRATEGY

         The Company plans to establish marketing arrangements with pharmaceutical companies with large distribution systems for non-bulk distribution of its products and does not expect to establish a direct sales capability for non-bulk distribution for several years. To market in the future any of its products directly for non-bulk distribution, the Company will need to develop a marketing and sales force with technical expertise and distribution capability. There can be no assurance that the Company will be able to establish relationships with third parties or successful in-house sales and distribution capabilities. To the extent that the Company enters into marketing or distribution arrangements, any revenues received by the Company will depend upon the efforts of third parties and there can be no assurance that such efforts will be successful. The Company currently intends to retain the right to market some of its products directly to bulk purchasers of vaccines and antibodies, including the United States military and the CDC. See "Factors That May Affect Future Results -- Limited Sales and Marketing Experience."

PATENTS AND PROPRIETARY RIGHTS; TECHNOLOGY AGREEMENTS

         The following sets forth the Company's proprietary position with respect to its principal product development programs.

         RSV  PRODUCT DEVELOPMENT PROGRAM

         The Company's patent application, filed worldwide, describing the HNK20 monoclinal IgA antibody issued in the United States in 1996. The Company has filed a United States patent application claiming the DNA encoding the RSV-recognition site. OraVax is not aware of any other patents or patent applications describing this antibody.


                                                             Page 12 of 39 pages

         H. PYLORI PRODUCT DEVELOPMENT PROGRAM

         In addition to its own inventions, the Company has worldwide rights to inventions made by six groups of researchers in the field of H. pylori:

         Human Genome Sciences/MedImmune. In November 1996, the Company and Pasteur Merieux entered a research and licensing agreement with Human Genome Sciences, Inc., ("HGS") and MedImmune, licensing the complete genome sequence of
H. pylori for the development of vaccines. Under this agreement, OraVax and Pasteur Merieux have control and responsibility for filing patents on new molecular discoveries for use in the development of vaccines against H. pylori infection. Financial terms of the agreement call for OraVax and Pasteur Merieux to make license payments to HGS/MedImmune beginning with execution of the agreement and upon issuance of the first U.S. patent. In addition to royalties on any future sales, future milestone payments will be paid to HGS/MedImmune to reflect attainment of certain product development and revenue goals.

         Case Western Reserve University. In October 1993, the Company entered into an assignment agreement with its collaborators at Case Western Reserve University ("CWRU") and entered into a research agreement with these collaborators and CWRU. Pursuant to the assignment agreement, OraVax has been assigned preexisting patent rights claiming oral immunization using H. pylori antigens of which one patent was issued in the United States in 1996. The research agreement provides for sponsorship of the continuing development work of the collaborators in the field of H. pylori, including the development of monoclinal antibodies against urease and other antigens, the development of adjuvants to be used in conjunction with an oral vaccine directed against H. pylori and the development of animal models for the testing of oral vaccines directed against H. pylori. Under the terms of the research agreement, the Company will be granted a worldwide exclusive license to inventions made in the course of sponsored research.

         Centre Hospitalier Universitaire Vaudois ("CHUV"); Max-Planck Institute. In April 1992, the Company entered into a research and development agreement with the Foundation Pour La Recherche Des Maladies GastroIntestinales ("Gastrofonds") in Lausanne, Switzerland pursuant to which OraVax is sponsoring research in the field of H. pylori at the CHUV in Lausanne, Switzerland, and at the Max-Planck Institute in Tubingen, Germany. Pursuant to this agreement, Gastrofonds, representing collaborating inventors at the CHUV and the Max-Planck Institute, have assigned to OraVax title to two patent applications covering urease as a vaccine for prevention and treatment of H. pylori infection. Also pursuant to this agreement, Gastrofonds has granted the Company a worldwide exclusive license to all patent rights and know-how developed during the course of the sponsored research in the field of vaccine and secretory IgA products for prevention or treatment of infections caused by H. pylori.

         Institut Pasteur. The Company also has a co-exclusive license, with Merieux, to an issued patent and two patent applications owned by the Institut Pasteur covering the H. pylori urease gene, heat shock protein A (hspa) and other antigens.

         Saint Bartholomew's Hospital Medical College. In October 1992, OraVax entered into an agreement with The Medical College of Saint Bartholomew's Hospital in London, England ("St. Bart's") pursuant to which the Company is sponsoring research relating to the development of vaccine candidates for use in an oral vaccine directed against H. pylori. Under the agreement, OraVax has been granted a worldwide nonexclusive license to preexisting patent rights and know-how in the field of H. pylori developed by St. Bart's, and a worldwide exclusive license to all patent rights and know-how developed during the course of the sponsored research.


                                                             Page 13 of 39 pages

         Vanderbilt University. In September 1993, the Company entered into a license agreement with Vanderbilt University ("Vanderbilt") pursuant to which Vanderbilt has granted to OraVax an exclusive worldwide license to patent rights to a specific region of the gene for an H. pylori antigen, the Cag A antigen, as a vaccine and diagnostic means and methods for detecting predisposition to peptic ulceration, and to related know-how.

         OraVax anticipates that its H. pylori vaccine products will be used in conjunction with mucosal adjuvants or mucosal antigen delivery systems. The UreAB vaccine formulation tested in a Phase II clinical trial uses the native heat-labile enterotoxin ("LT") produced by E. coli as a mucosal adjuvant. The Company is aware of a patent application owned by a competitor claiming use of
H. pylori antigens, including urease, against H. pylori infection; whether this application will issue in the United States or in other countries is uncertain. The Company currently has a license to the United States Navy's patent application covering the use of native LT as a mucosal adjuvant. The Company is aware of a patent owned by the Kitasato Institute that also claims the use of native LT. The Company is also conducting research on the polyphosphazene mucosal adjuvant and the Vibrio cholerae live-vector delivery system under an option from Virus Research Institute in Cambridge, Massachusetts. Other formulation technologies being evaluated include mutants of LT that may have advantages in greater safety or potency, the Shigella live-vector system developed by the Company and technologies developed or controlled by Merieux. It is possible that the Joint Venture may need to obtain a license to the patent rights owned by a third party covering a mucosal adjuvant or mucosal antigen delivery system, and there can be no assurance that the Company will be able to obtain any such license on favorable terms. See "Risk Factors -- Patents and Proprietary Rights." See "Factors That May Affect Future Results -- Patents and Proprietary Rights."

         C. DIFFICILE PRODUCT DEVELOPMENT PROGRAM

         In March 1993, OraVax entered into a collaborative development and license agreement with Techlab, Inc. ("Techlab") pursuant to which OraVax is sponsoring research and the development of vaccines for the prevention of diseases caused by C. difficile. With respect to technology developed during the course of the collaboration, the Company will have title to all patent rights and know-how invented by OraVax employees or developed jointly by Company and Techlab employees, and Techlab will have title to all patent rights and know-how developed solely by its employees. Techlab has granted to OraVax a worldwide exclusive license to technology owned solely by Techlab. The Company has filed a patent application covering its C. difficile vaccine product candidate and related technology. The Company owns this patent application and any patents issued thereon.

         GENERAL

         The Company's success will depend, in part, upon its ability to develop patentable products and technologies and obtain patent protection for its products and technologies both in the United States and other countries. The Company is not aware of any issued third party patents which would interfere with development of its RSV, H. pylori or C. difficile product candidates. There can be no assurance that additional patent applications owned or licensed by the Company will issue as patents, that patent protection will be secured for any particular technology, or that, if issued, such patents will be valid or that they will provide the Company with meaningful protection against competitors or with a competitive advantage. There can be no assurance that patents will not be challenged or designed around by others. The Company could incur substantial costs in proceedings before the United States Patent Office, including interference proceedings. These proceedings could also result in adverse decisions as to the patentability of the Company's licensed or assigned inventions. Further, there can be no assurance that the Company will not infringe upon prior or future patents owned by others, that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful, or necessary to the Company, or that such licenses will be available to


                                                             Page 14 of 39 pages
the Company, if at all, on terms acceptable to the Company. Moreover, there can be no assurance that any patent issued to or licensed by the Company will not be infringed by others. Lastly, there can be no assurance that third parties will not bring suit against the Company for patent infringement or for declaratory judgment to have the patents owned or licensed by the Company declared invalid. OraVax also relies on trade secrets and other unpatented proprietary technology. No assurance can be given that the Company can meaningfully protect its rights in such unpatented technology or that others will not independently develop substantially equivalent products and processes or otherwise gain access to the Company's technology. See "Factors That May Affect Future Results -- Patents and Proprietary Rights."

         OraVax is engaged in research and development collaborations and licensing arrangements with a number of academic, government and commercial research groups. The Company has entered into these agreements to secure rights to certain technologies, processes and compounds that it believes may be important to the development of its products. See "Products Under Development" and "Factors That May Affect Future Results -- Risks Associated with Collaborative Arrangements."

         In general, the research and development agreements provide for OraVax sponsorship of research and development in exchange for exclusive, royalty-bearing licenses or options to the technology developed during the course of the sponsored research. Certain of these agreements also include nonexclusive licenses to preexisting technology rights. In general, the license agreements grant to the Company exclusive licenses in exchange for varying combinations of license fees, milestone payments, royalties and minimum royalties. In addition, the license agreements typically place commercialization obligations on the Company which, if not satisfied, may result in the licensor having the right to render the license nonexclusive or to terminate the agreement. In certain instances, the Company has obtained assignments of technology, although the Company's ownership, IN some cases, is subject to forfeiture for failure to commercialize. Typically, the agreements are terminable by either party for breach. Further, the research agreements are generally terminable in the discretion of either party and the license agreements are generally terminable by the Company in its discretion.

COMPETITION

         The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. Competitors of the Company in the United States and abroad are numerous and include, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which are being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, some of the Company's competitors have substantially greater experience than the Company in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in healthcare. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. There can be no assurance that the Company's products under development will be able to compete successfully with existing products or products under development by other companies, universities and other institutions or that they will attain regulatory approval in the United States or elsewhere. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited experience. A significant amount of research in the field is also being carried out at academic and government institutions. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed. These


                                                             Page 15 of 39 pages
institutions may also market competitive commercial products on their own or in collaboration with competitors and will compete with OraVax in recruiting highly qualified scientific personnel. See "Factors That May Affect Future Results -- Competition and Technological Change."

         The Company is aware of certain programs under development by competitors that are targeted for the prevention or treatment of certain diseases that the Company has identified as product development areas, including RSV and H. pylori. Certain of the Company's competitors are developing antibody products for the prevention of disease caused by RSV, and one such competitor has recently received U.S. regulatory approval for marketing its intravenous IgG (systemic) antibody product. In addition, certain competitors of the Company are engaged in H. pylori research. However, the Company is not aware of any company that has initiated clinical trials of an H. pylori vaccine product candidate. The existence of products developed by these competitors, or other products or treatments of which the Company is not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by the Company.

GOVERNMENT REGULATION

         Regulation by governmental authorities in the United States and other countries will be a significant factor in the manufacturing and marketing of any products that may be developed by the Company. The nature and extent to which such regulation may apply to the Company will vary depending on the nature of any such products. All of the Company's products will require regulatory approval by governmental agencies prior to commercialization. Human therapeutics, in particular, are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products.

         The Immunization Practices Advisory Committee ("ACIP") of the CDC has a role in setting the market for most, if not all, of the products OraVax intends to make. The ACIP meets quarterly to review developing data on licensed vaccines, and those approaching license, as well as epidemiologic data on the need for these products. The recommendations of ACIP on the appropriate use of vaccines and related products are published in the Morbidity and Mortality Weekly Report and reprinted in several journals. The CDC develops epidemiologic data in support of the need for new vaccines and monitors vaccine usage and changes in disease incidence. In addition CDC staff frequently act as key advisors to the FDA in their review process.

         The Company believes that both its vaccines and antibody products will be classified by the FDA as "biologic products" as opposed to "drug products." New biologic products must satisfy several requirements in order to receive regulatory approval, including: preclinical laboratory and animal tests; submission by the Company or an individual physician to the FDA of an application for an IND, or submission to an Institutional Review Board of a research institution for approval of intrastate trials, one of which must become effective before human clinical trials may start, the performance of well-controlled clinical trials; and the submission of a Product License Application ("PLA") containing the results of clinical trials and manufacturing information prior to commercial sale or shipment of the product. During the approval process, the FDA must confirm that appropriate standards were maintained during product testing and that the product meets regulatory standards for safety and efficacy. In addition to obtaining FDA approval for each PLA, an Establishment License Application ("ELA") must be filed and approved by the FDA for the manufacturing facilities for a biologic product before commercial marketing of the biologic product is permitted. As a consequence of regulatory reforms initiated in 1995, a formal ELA may not be needed for some of the Company's product candidates. However, manufacturing practices will continue to be subject to FDA regulations and review. The regulatory process may take many years and requires the expenditure of substantial


                                                             Page 16 of 39 pages
resources. Before testing of any agents with potential therapeutic value in healthy human test subjects or patients may begin, government requirements for preclinical data must be satisfied. These data, obtained from studies in animals, as well as from laboratory studies, are generally submitted in an IND application or its equivalent in countries outside the United States where clinical studies are to be conducted. These preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial Phase 1 studies in human volunteers.

         Phase I clinical studies are generally performed in healthy human subjects or, occasionally, selected patients with the targeted disease or disorder. The goal of the Phase I study is to establish initial data about safety and tolerance of the drug in humans. Also, the first data regarding the absorption, distribution, metabolism and excretion of the drug in humans, or the immune response to a vaccine, may be obtained. In Phase II human clinical studies, evidence is sought about the desired therapeutic efficacy of a drug or antibody, or the immune response to a vaccine, in limited studies with small numbers of carefully selected subjects. Efforts are made to evaluate the effects of various dosages and to establish an optimal dosage level and dosage schedule. Additional safety data are also gathered from these studies. The Phase III clinical development program consists of expanded, large scale, multicenter studies of patients with the target disease or disorder, or in the case of a preventive antibody or vaccine, who are susceptible to the disease. The goal of these studies is to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosage regimen.

         At the same time that the human clinical program is being performed, additional non-clinical (animal) studies may also be conducted. In addition, expensive, long duration toxicity, teratogenicity (birth defects) and carcinogenicity studies may be required to demonstrate the safety of drug administration for the extended period of time required for effective therapy. Also, a variety of laboratory, animal and initial human studies are performed to establish manufacturing methods for the drug, as well as stable, effective dosage forms.

         All data obtained from this comprehensive development program are submitted as a PLA to the FDA and the corresponding agencies in other countries for review and approval. FDA approval of the PLA and the associated manufacturing documentation is required before marketing may begin in the United States. Although the FDA's policy is to review priority applications within 180 days of their filing, in practice longer times may be required. The FDA frequently requests that additional information be submitted requiring significant additional review time. Essentially, all proposed products of the Company will be subject to demanding and time-consuming PLA or similar approval procedures in the countries where the Company intends to market its products. These regulations define not only the form and content of the development of safety and efficacy data regarding the proposed product, but also impose specific requirements regarding manufacture of the product, quality assurance, packaging, storage, documentation and record keeping, labelling and advertising, and marketing procedures. Effective commercialization also requires inclusion of the Company's products in national, state, provincial, or institutional formularies or cost reimbursement systems.

         In addition, the activities of the Company, and its potential partners and licensees are subject to laws and regulations regarding, among other things, occupational safety, the use and handling of radioisotopes, environmental protection, laboratory and manufacturing working conditions, handling and disposition of potentially hazardous materials, and use of laboratory animals.

         Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities may be necessary in foreign countries prior to the commencement of marketing of the product in such countries. The approval procedure varies among countries, can involve additional testing, and the time required may differ from that required for FDA approval. Although there is now a centralized European Community approval mechanism in place, each European country may nonetheless impose its own procedures and requirements, many of which are time consuming


                                                             Page 17 of 39 pages
and expensive. Thus, there can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. The Company expects to rely on corporate partners and licensees, along with Company expertise, to obtain governmental approval in foreign countries of drug formulations utilizing its compounds. See "Factors That May Affect Future Results -- Government Regulation; No Assurance of Regulatory Approval."

HEALTHCARE REIMBURSEMENT

         In both domestic and foreign markets, sales of the Company's products, if any, will depend, in part, on the availability of reimbursement from third-party payors, such as government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products. There can be no assurance that the Company's products will be considered cost-effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. See "Factors That May Affect Future Results -- Uncertainty of Third-Party Reimbursement."

PRODUCT LIABILITY

         The Company's business exposes it to potential liability risks that are inherent in the testing, manufacturing and marketing of medical products. The use of the Company's products or clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks also exist with respect to the Company's products, if any, that receive regulatory approval for commercial sale. The Company currently has limited product liability coverage for the clinical research use of its products which management believes is customary for a Company with products at this stage of clinical development. The Company does not have product liability insurance for the commercial sale of its products but intends to obtain such coverage if and when its products are commercialized. However, such coverage is becoming increasingly expensive and there can be no assurance that the Company will be able to maintain its existing insurance coverage or obtain additional insurance coverage at acceptable costs, if at all, or that a product liability claim would not materially adversely affect the business or financial condition of the Company.

         If and when the Company manufactures vaccines which are recommended for routine administration to children, it is possible that the Company will be required to participate in the National Vaccine Injury Compensation Program. This program compensates children having adverse reactions to certain routine childhood immunizations with funds collected through an excise tax from the manufacturers of these vaccines.

EMPLOYEES

         As of March 15, 1997, OraVax employed a work force of 95 persons including 80 persons employed full-time, of which 9 are leased employees, and 6 persons employed part-time. Of this total work force, 73 persons are engaged in research and development activities and 22 are devoted to research and facilities support and administrative activities. Twenty-three persons hold Ph.D. or M.D. degrees. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. OraVax believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. See "Factors That May Affect Future Results -- Dependence on Attraction and Retention of Key Employees." OraVax believes that its relationships with its employees are good.


                                                             Page 18 of 39 pages

ACADEMIC CONSULTANTS

         OraVax has relationships with a number of academic consultants. These persons are not employees of the Company. Accordingly, the Company has limited control over their activities and can expect only limited amounts of their time to be dedicated to the Company's activities. These persons may or may not enjoy relationships with other commercial entities, some of which could compete with the Company. Although the precise nature of each relationship varies, the consultants generally sign agreements which provide for confidentiality of the Company's proprietary information and results of studies but not for the assignment of inventions. There can be no assurance that OraVax will in connection with every relationship be able to maintain the confidentiality of the Company's technology, dissemination of which could have a materially adverse effect on the Company's business. Further, there can be no assurance that the Company will be able to license inventions and technology discovered by such consultants. See "Factors That May Affect Future Results -- Patents and Proprietary Rights."


ITEM 2.  PROPERTIES

         The Company's administrative offices and research facilities consist of an aggregate of approximately 53,000 square feet of leased space at 38 Sidney Street, Cambridge, Massachusetts. The Company moved its principal offices to the 38 Sidney Street location from a nearby building in Cambridge in December 1995, significantly expanding its available laboratory and office space and improving its facilities. In January 1996, the Company leased a fully-equipped manufacturing facility of approximately 47,000 square feet in Canton, Massachusetts and purchased substantial related equipment from the former tenant. The facility is intended to be used for commercial production of the Company's monoclonal antibody (HNK20) designed to prevent viral pneumonia in children caused by respiratory syncytial virus (RSV). This facility was specifically designed and equipped by the former tenant for the manufacture of monoclonal antibodies for pharmaceutical use, although other production uses are possible. Existing building and capital equipment leases, which include renewal and purchase options, were transferred to the Company. In addition, the Company purchased leasehold improvements and other related assets from the former tenant, payable in installments through 1999. The Company believes these facilities are adequate for its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any litigation or legal proceedings that it believes could have a material adverse effect on the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1996.


                                                             Page 19 of 39 pages

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

                  The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol ORVX since June 7, 1995. Prior to June 7, 1995, the Company's Common Stock was not publicly traded. The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by the Nasdaq National Market.

                                               1996                  1995
                                               ----                  ----
                                          High        Low       High       Low
                                        -------    --------   -------    -------
First Quarter ......................    $15         $11           --         --
Second Quarter .....................    $14 1/2     $ 7 1/4   $10 1/8    $ 7 1/4
(June 9, 1995 through June 30, 1995)
Third Quarter ......................    $ 9 1/4     $ 6 1/2   $16 3/4    $ 8 1/4
Fourth Quarter .....................    $10 3/4     $ 5 1/4   $14 7/8    $ 9 1/2

         On March 14, 1997, the Company had approximately 195 stockholders of record. On March 14, 1997, the closing price of the Company's Common Stock on the Nasdaq National Market was $5.875. The Company has never paid dividends on its Common Stock. The Company currently intends to reinvest its earnings, if any, for use in the business and does not expect to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is attached as Appendix A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is attached as Appendix B.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is attached as Appendix C.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements on accounting and financial disclosure matters.


                                                             Page 20 of 39 pages

                                    PART III


ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

         The executive officers and Directors of the Company are as follows:

Name                            Age    Title
----                            ---    -----
Lance K. Gordon, Ph.D.......    49     President, Chief Executive Officer and Director

Keith S. Ehrlich............    46     Vice President, Finance and Administration, Chief
                                       Financial Officer, Secretary and Treasurer

Thomas P. Monath, M.D.......    56     Vice President, Research and Medical Affairs

Robert B. Rombauer, Ph.D....    58     Vice President, Business Development, Sales and
                                       Marketing

Douglas MacMaster (1)(2)....    66     Chairman of the Board of Directors

C. Boyd Clarke (1)..........    48     Director

Jean J. Deleage, PhD.(1)....    56     Director

Andre L. Lamotte, Sc.D.(2)..    47     Director

Allen Misher, Ph.D (2).......   65     Director

----------

(1)Member of the Audit Committee of the Board of Directors.

(2)Member of the Compensation Committee of the Board of Directors.

         LANCE K. GORDON, PH.D. has served as the President and Chief Executive Officer and a member of the Board of Directors of the Company since June 1990. From January 1989 to June 1990, Dr. Gordon served as Senior Vice President of North American Vaccine, Inc., a biopharmaceutical company. From April 1988 to January 1989, he served as Chief Executive Officer of American Vaccine Corporation and Selcore Laboratories, Inc., both of which are biopharmaceutical companies. From 1987 to 1988, Dr. Gordon was Associate Director, Infectious & Inflammatory Diseases, Clinical Pharmacology -- Drug Medical Affairs, of E.R. Squibb & Sons, Inc., a pharmaceutical company. From 1981 to 1987, he was Director, Immunobiology Research at Connaught Laboratories, Ltd., a pharmaceutical company. During his seven years with Connaught Laboratories, Ltd., Dr. Gordon was responsible for both bacterial and viral research and development programs. He was the inventor and Project Director of the Connaught Haemophilus influenzae type b conjugate vaccine, ProHibit. Dr. Gordon also serves on the advisory boards of the not-for-profit Albert Sabin Foundation and BioSciences Contract Production, a private biopharmaceutical services company. Dr. Gordon received a B.A. from the University of California at Humboldt and a Ph.D. in Biomedical Science from the University of Connecticut. Dr. Gordon completed his postdoctoral fellowship at the Howard Hughes Medical Institute.


                                                             Page 21 of 39 pages

         KEITH S. EHRLICH has served as Vice President, Finance and Administration, Chief Financial Officer and Treasurer of the Company since October 1993. He was elected Secretary in March 1995. From May 1991 to October 1993, Mr. Ehrlich served as Treasurer and Director of Finance of Vertex Pharmaceuticals Incorporated ("Vertex"), a biopharmaceutical company where he had responsibility for finance, accounting and human resources. While at Vertex he also served as Treasurer of its wholly-owned subsidiary, Altus Biologics Inc. From 1980 to May 1991, Mr. Ehrlich served in a variety of positions at Coopers & Lybrand L.L.P., an accounting firm, most recently as Senior Audit Manager. Mr. Ehrlich is a Certified Public Accountant and received his B.A. in Biology from Drew University and his M.B.A. from Rutgers University.

         THOMAS P. MONATH, M.D. has served as Vice President, Research and Medical Affairs of the Company since December 1993. From April 1992 to December 1993, he served as Vice President, Research and Development of the Company and from October 1991 to March 1992, he served as a consultant to the Company. From November 1988 to October 1991, Dr. Monath was Chief, Virology Division of the United States Army Medical Research Institute of Infectious Diseases, Fort Detrick, Maryland. As Chief of the Virology Division, Dr. Monath directed the development of conventional and genetically engineered viral vaccines and the discovery, evaluation, preclinical testing and clinical development of antiviral drugs. Dr. Monath currently serves as a member of the Steering Committee on Dengue and Japanese Encephalitis of the Global Program for Vaccines and Immunization of the World Health Organization. In 1997 Dr. Monath was named to the National Vaccines Advisory Committee. Dr. Monath received a B.A. from Harvard College and an M.D. from Harvard Medical School.

         DOUGLAS MACMASTER has served as a Director of the Company since March 1993 and was elected Chairman of the Board of Directors in April 1994. From July 1988 until his retirement in January 1992, Mr. MacMaster served as a Senior Vice President of Merck & Co., Inc. ("Merck"), a pharmaceutical company, with responsibility for worldwide chemical and pharmaceutical manufacturing, worldwide construction, the Agvet division and the Speciality Chemicals Group. From October 1985 to July 1988, Mr. MacMaster was President of the Merck Sharp & Dohme Division, with responsibility for the United States human healthcare business. Mr. MacMaster was an employee of Merck for 30 years. He is currently on the Board of Directors of American Precision Industries, Inc., Martek Biosciences Corp., Neose Pharmaceuticals, Inc., Phyto Pharmaceuticals Inc. and U.S. Bioscience, Inc. Mr. MacMaster received his A.B. degree from St. Francis Xavier University (Canada) and his J.D. degree from Boston College Law School.

         C. BOYD CLARKE, was elected a Director of the Company in March 1997. Since September 1996, Mr. Clarke has served as President of U.S. Bioscience, Inc., a pharmaceutical company specializing in the development and commercialization of products for patients with cancer and AIDS. From January 1995 to May 1996, Mr. Clarke served as Vice President, Strategy, Alliance Management and Development for Merck Vaccines, where he managed a global alliance with Pasteur Merieux for the development of vaccines. Mr. Clarke served in other capacities at various units of Merck & Co., Inc.


                                                             Page 22 of 39 pages
since 1977. Mr. Clarke received a B.S. in biochemistry and a M.A. in European History from the University of Calgary and was a doctoral candidate in European History at University of Wisconsin.

         JEAN J. DELEAGE, PH.D. has served as a Director of the Company since 1991. Since 1976, he has served as Vice President and Managing General Partner of Burr, Egan, Deleage & Co., a venture capital firm. Burr, Egan serves as the investment advisor to Alta IV Limited Partnership and C.V. Sofinnova Partners Five. Dr. Deleage is the Managing Partner of Burr, Egan and is a General Partner of Alta IV Management Partners the General Partner of Alta IV. Dr. Deleage is a director of Abaxis, Inc. Dr. Deleage received a Masters Degree in Electronic Engineering from the Ecole Superieure d'Electricite and a Ph.D. in Economics from the Sorbonne.

         ANDRE L. LAMOTTE, SC.D. has served as a Director of the Company since April 1990. Since April 1989, he has served as the Managing General Partner of Medical Science Ventures, the General Partner of Medical Science Partners L.P., and as Managing General Partner of Medical Science Ventures II, the General Partner of Medical Science Partners II, L.P. and Medical Science II Co-Investment L.P. Dr. Lamotte received a B.S. in General Engineering from Ecole Centrale Paris, an M.S. in Chemical Engineering and an Sc.D. in Chemical Engineering from the Massachusetts Institute of Technology, and a M.B.A. from the Harvard Graduate School of Business Administration.

         ALLEN MISHER, PH.D. has served as a Director of the Company since January, 1996. He was elected by the Board of Directors to fill a vacancy created by the resignation of Robert E. Curry as a Director. Dr. Misher is a consultant. From 1984 to 1994, he served as President of Philadelphia College of Pharmacy and Science. From 1982 to 1984, he was a Senior Vice President of National Medical Care, Inc. From 1964 to 1982 he was employed by SmithKline & French and SmithKline Corp. in a variety of positions in pharmacology and research, including President of SmithKline Medical Diagnostics Group from 1978 to 1982 and Group Vice President of SmithKline Corp. from 1978 to 1982. He is currently on the Board of Directors of U.S. Bioscience and Cortech, Inc. Dr. Misher received his B.Sc. from Philadelphia College of Pharmacy and Science and his Ph.D. in Physiology from the University of Pennsylvania.

         The Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. The Board is comprised of three Class I Directors (Mr. MacMaster, Dr. Lamotte and Mr. Clarke), two Class II Directors (Dr. Deleage and Dr. Misher) and two Class III Directors (Dr. Charpie and Dr. Gordon). At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the Class I Directors, Class II Directors and Class III Directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders held during the calendar years 1999, 1997 and 1998, respectively.

         The Board of Directors has a Compensation Committee comprised of Drs. Lamotte and Misher and Mr. MacMaster, which makes recommendations concerning salaries and incentive compensation for employees of and consultants to the Company, and an Audit Committee comprised of Mr. Clarke, Dr. Deleage and Mr. MacMaster, which reviews the results and scope of the audit and other services provided by the Company's independent public accountants.


                                                             Page 23 of 39 pages

ITEM 11.  EXECUTIVE COMPENSATION

         EXECUTIVE COMPENSATION. The following table sets forth certain information with respect to the compensation paid by the Company during the fiscal years ended December 31, 1995 and 1996 to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers whose cash compensation exceeded $100,000 in 1996 (the Chief Executive Officer and such other executive officers are hereinafter referred to as the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                                                                    LONG TERM
                                                                                                   COMPENSATION
                                                          ANNUAL COMPENSATION(1)                      AWARDS
                                                                                                    SECURITIES        ALL OTHER
                                                                      BONUS       OTHER ANNUAL      UNDERLYING      COMPENSATION
                                     YEAR         SALARY ($)         ($)(2)      COMPENSATION(3)    OPTIONS (#)        ($)(4)
                                     ----         ----------         -------     ---------------   ------------     ------------
Lance K. Gordon                      1996          $250,000          $56,250          $6,067          40,000                --
President and Chief                  1995          $220,500          $40,794          $7,009              --          $ 45,653
Executive Officer                    1994          $180,159          $30,000          $5,099          90,023          $ 47,924

Samuel K. Ackerman(5)                1996          $231,525          $41,675          $4,408              --                --
Vice President,                      1995          $220,500          $40,793          $6,722              --                --
Development  and                     1994          $205,000          $54,286          $6,124          38,250          $229,356(6)
Regulatory Affairs

Thomas P. Monath                     1996          $190,000          $42,750          $3,350              --                --
Vice President, Research             1995          $157,500          $29,138          $5,034              --                --
and Medical Affairs                  1994          $142,500          $27,000          $2,221          55,012                --

Robert B. Rombauer                   1996          $157,290          $23,594          $7,933              --                --
Vice President, Business             1995          $147,000          $25,725          $7,008              --                --
Development, Sales                   1994          $135,138          $26,000          $5,257          33,341          $ 10,000
and Marketing

Keith S. Ehrlich                     1996          $145,000          $26,100          $  799          10,000                --
Vice President, Finance and          1995          $131,250          $24,938          $1,039              --                --
Administration, Treasurer            1994          $120,122          $26,833          $5,019          21,250                --
and Secretary


                                                             Page 24 of 39 pages

(1) Includes amounts payable in a subsequent fiscal year for services rendered by the Named Executive Officer in the fiscal year.

(2) Other compensation in the form of perquisites and other personal benefits has been omitted because it constitutes less than the lesser of $50,000 or ten percent of the total annual salary and bonus for the Named Executive Officer.

(3) Includes term-life insurance premiums and financial planning expenses paid by the Company to the Named Executive Officer.

(4)   Represents relocation allowances paid by the Company.

(5) Mr. Ackerman resigned as an officer of the Company effective as of January 31, 1997.

(6) The $229,356 relocation reimbursement paid to Mr. Ackerman consists of $47,922 in temporary living and commuting costs, $87,683 in moving and real estate closing costs and $93,751 for reimbursement of related federal and state income taxes.

         OPTION GRANT TABLE. The following table sets forth certain information regarding options granted by the Company to the Named Executive Officers during the fiscal year ended December 31, 1996:

                          OPTION GRANTS IN FISCAL YEAR

                                INDIVIDUAL GRANTS

                        NUMBER OF                                                                   POTENTIAL
                        SHARES OF         PERCENT OF                                            REALIZABLE VALUE
                          COMMON             TOTAL                                                 AT ASSUMED
                          STOCK             OPTIONS                                                STOCK PRICE
                        UNDERLYING        GRANTED TO                                              APPRECIATION
                         OPTIONS           EMPLOYEES     EXERCISE                              FOR OPTION TERM(2)
                         GRANTED           IN FISCAL       PRICE        EXPIRATION         --------------------------
NAME                     (#) (1)             YEAR          ($/SH)          DATE              5%($)            10%($)
----                    ----------        ----------     --------       ----------         --------          --------
Lance K. Gordon           40,000            31.35%        $ 13.25         3/11/06          $333,314          $844,684
Keith S. Ehrlich          10,000             7.84%        $ 13.25         3/11/06          $ 83,329          $211,171

----------

(1) Options vest in five equal annual installments commencing one year after the date of grant.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. This table does not take into account any appreciation in the price of the Common Stock to date. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date at which the options are exercised.

         YEAR-END OPTION TABLE. The following table sets forth certain information regarding stock options exercised during the year ended December 31, 1996 and stock options held as of December 31, 1996, by the Named Executive
Officers:


                                                             Page 25 of 39 pages

                       AGGREGATED OPTION EXERCISES IN LAST
                         FISCAL YEAR AND FISCAL YEAR-END
                                  OPTION VALUES


                            NUMBER OF                NUMBER OF SHARES
                            SHARES OF             UNDERLYING UNEXERCISED    VALUE OF UNEXERCISED IN-
                          COMMON STOCK   VALUE         OPTIONS AT            THE-MONEY OPTIONS AT
                          ACQUIRED ON   REALIZED    FISCAL YEAR-END (#)      FISCAL YEAR-END($)(2)
                          EXERCISE (#)   ($)(1)  ------------------------- -------------------------
                          ------------  -------- EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
Lance K. Gordon .....          --          --          95,410/73,816          $358,022/226,222

Samuel K. Ackerman(3)          --          --          72,225/44,200          $203,835/119,946

Thomas P. Monath ....          --          --          98,796/48,263          $402,221/152,391

Robert B. Rombauer ..          --          --          71,458/36,717          $295,731/125,846

Keith S. Ehrlich ....          --          --          28,294/21,605          $78,967/58,089

----------

(1) Represents the difference between the exercise price and the fair market value on the date of exercise.

(2) Based on the fair value of the Common Stock on December 31, 1996 ($5.25), less the option exercise price.

(3) Mr. Ackerman resigned as an officer of the Company effective as of January 31, 1997.

         DIRECTOR COMPENSATION. Except as described below, the Company's Directors do not receive any cash compensation for service on the Board of Directors or any committee thereof, but are reimbursed for expenses actual incurred in connection with attending meetings of the Board and any committee thereof. The Company pays reasonable travel and out-of-pocket expenses incurred by non-employee Directors in connection with attendance at meetings to transact the business of the Company or attendance at meetings of the Board of Directors or any committee thereof. In April 1994, the Company entered into an agreement with Mr. MacMaster, Chairman of the Board of Directors, pursuant to which Mr. MacMaster receives an annual retainer of $25,000 paid quarterly in advance, a fee of $2,000 per day for attending meetings of the Board of Directors or other meetings attended at the request of the Company's President or the Board of Directors, including monthly advisory meetings, plus travel expenses. In 1996, Mr. MacMaster received $26,000 pursuant to this Agreement. In addition, Mr. MacMaster received an option effective February 6, 1995, to purchase 12,750 shares of Common Stock at an exercise price of $3.529 per share. The option vests in five equal annual installments commencing one year after the date of grant. In February 1996, the Company entered into an agreement with Dr. Misher pursuant to which Dr. Misher receives an annual retainer of $5,000 and a fee of $1,500 per meeting of the Board of Directors attended. In addition, on February 5, 1996, Dr. Misher received an option to purchase 10,000 shares of Common Stock at an exercise price of $13.25 per share. The option vests in three equal annual installments commencing one year after the date of grant. In March 1997, the Company entered into an agreement with Mr. Clarke pursuant to which Mr. Clarke receives an annual retainer of $5,000 and a fee of $1,500 per meeting of the Board of Directors attended. In addition, on March 7, 1997, Mr. Clarke received an option to purchase 10,000 shares of Common Stock at an exercise price of $5.50 per share. The option vests in three equal annual installments commencing one year after the date of grant.


                                                             Page 26 of 39 pages

EMPLOYMENT AGREEMENTS

         Under the terms of an employment agreement dated July 19, 1990, Dr. Gordon serves as President, Chief Executive Officer and a director of the Company and is entitled to receive an annual base salary, as determined by the Board of Directors, of $250,000 for 1997, plus a bonus based upon the achievement of certain defined management objectives. The employment agreement automatically renews for successive 12-month periods. Dr. Gordon's employment is terminable (i) by the Company or Dr. Gordon at any time upon not less than six months' prior written notice or (ii) by the Company, for "cause" (as defined in the employment agreement), immediately upon written notice. In the event the Company elects not to extend the employment agreement or terminates Dr. Gordon without "cause," the Company must pay Dr. Gordon a one time severance payment equal to fifty percent (50%) of his annual base salary in effect at the time. Dr. Gordon has agreed, for a period of one year following termination of his employment, not to engage in any business activity that directly or indirectly competes with the Company or to provide any services to the Company's competition or its clients. Dr. Gordon also has agreed not to disclose any of the Company's proprietary information to third parties without the written approval of the Company either during or after his employment. In connection with the execution of his employment agreement, the Company agreed to sell, and Dr. Gordon agreed to buy, 70,834 shares of the Company's Common Stock at a purchase price of $0.235 per share. See "Certain Transactions."

         Under the terms of an employment agreement dated October 18, 1991, Dr. Monath serves as Vice President, Research and Development and is entitled to receive an annual base salary of $190,000 for 1997. Pursuant to the employment agreement, the Company granted Dr. Monath an option to purchase 39,006 shares of the Company's Common Stock at $0.706 per share, vesting over a four-year period, and reimbursed Dr. Monath for expenses associated with his relocation to the Boston, Massachusetts area.

         Under the terms of an employment agreement dated May 1, 1992, Dr. Rombauer serves as Vice President, Business Development and is entitled to receive an annual salary of $157,290 for 1997. Pursuant to the employment agreement, the Company granted to Dr. Rombauer an option to purchase 27,625 shares of the Company's Common Stock at $0.706 per share, vesting over a four-year period; provided, however, that the option will become fully vested at any time after May 1, 1995 in the event of (i) a change of control of the Company, (ii) Dr. Rombauer's death or disability, or (iii) termination of Dr. Rombauer's employment without cause. The Company also agreed to reimburse Dr. Rombauer for expenses associated with his relocation to the Boston, Massachusetts area.

         Under the terms of an employment agreement dated October 8, 1993, Mr. Ehrlich serves as the Vice President of Finance and Administration and Chief Financial Officer and is entitled to receive an annual salary of $145,000 for 1997, plus a bonus based upon the achievement of certain defined management objectives. Pursuant to the employment agreement, the Company granted to Mr. Ehrlich an option to purchase 35,419 shares of Common Stock at $2.353 per share, vesting over a four-year period.

         The employment agreements with Drs. Monath and Rombauer and Mr. Ehrlich (each an "Executive" and collectively, the "Executives") are each for an initial period of three years and are thereafter automatically renewable for successive twelve-month periods unless terminated by either party by giving six-months' prior written notice to the other. Each of the Executives' employment is terminable by the Company, by giving prior written notice, at any time, with or without "cause" (as defined in each employment agreement). In the event the Company terminates any Executive's employment without "cause," the Executive is entitled to receive his then current salary for a period of six months following such termination. In addition, each Executive has agreed, for a period of three years in the case of Dr. Monath and one year for Dr. Rombauer and Mr. Ehrlich, not to engage in any


                                                             Page 27 of 39 pages
business activity that directly or indirectly competes with the Company or to provide any services to the Company's competition. Each Executive has also entered into a Confidential Information and Invention Assignment Agreement with the Company pursuant to which each Executive has agreed (i) not to disclose any of the Company's proprietary information to third parties without the prior written approval of the Company either during or after his employment and (ii) to assign to the Company his full right and title in and to any inventions made during the course of his employment with the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of the Compensation Committee are Drs. Lamotte and Misher and Mr. MacMaster. No member of the Compensation Committee was at any time during 1996, or formerly, an officer or employee of the Company or any subsidiary of the Company, nor has any member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934.

         During 1996, no executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

REPORT OF THE COMPENSATION COMMITTEE

         The executive compensation program of the Company is administered by the Compensation Committee, composed of Drs. Lamotte and Misher and Mr. MacMaster, all of whom are non-employee directors.

         The Company's executive compensation program is designed to retain and reward executives who are capable of leading the Company in the achievement of its business objectives. All decisions by the Compensation Committee relating to the compensation of the Company's officers are reviewed by the full Board.

         COMPENSATION PHILOSOPHY

         The objectives of the executive compensation program are (i) to align compensation with business objectives and individual performance and (ii) to attract, retain and reward executive officers who contribute to the long-term success of the Company. The Company's executive compensation philosophy is based on the principles of competitive and fair compensation and sustained performance.

                  Competitive and Fair Compensation. The Company is committed to providing an executive compensation program that helps attract and retain highly qualified executives. To ensure that compensation is competitive, the Company compares its compensation practices with those of other companies in the industry and sets its compensation guidelines based on this review. The Company believes compensation for its executive officers is within the range of compensation paid to executives with comparable qualifications, experience and responsibilities in companies with similar businesses and of comparable size and success. The Company also strives to achieve equitable relationships both among the compensation of individual officers and between the compensation of officers and other employees throughout the organization.

                  Sustained Performance. Executive officers are rewarded based upon corporate performance and individual performance. Corporate performance is evaluated by reviewing the extent


                                                             Page 28 of 39 pages
to which strategic and business plan goals are met, including such factors as achievement of operating budgets, establishment of strategic licensing and development alliances with third parties, timely development of new processes and products, and performance relative to competitors. Individual performance is evaluated by reviewing attainment of a specified individual objectives and the degree to which teamwork and company values are fostered.

         In evaluating each executive officer's performance, the Company generally conforms to the following process:

         - Company and individual goals and objectives generally will be set at the beginning of the performance cycle.

         - At the end of the performance cycle, the accomplishment of the executive's goals and objectives and his contributions to the Company will be evaluated.

         - The executive's performance will then be compared with peers within the Company and the results will be communicated to the executive.

         - The comparative results, combined with comparative compensation practices of other companies in the industry, will be then used to determine salary and stock compensation levels.

         Annual compensation for the Company's executives generally consists of three elements -- salary, cash bonuses and stock options.

         The salary for executives is generally set by reviewing compensation for competitive positions in the market and the historical compensation levels of the executives. Increases in annual salaries and payment of bonus awards will be based on actual corporate and individual performance against targeted performance and various objective performance criteria. Targeted performance criteria vary for each executive are based on his area of responsibility, and may include continued innovation and development of the Company's technology and products, timely development of new products or processes, implementation of financing strategies and establishment of strategic licensing and developmental alliances with third parties. Subjective performance criteria include an executive's ability to motivate others, develop the skills necessary to grow as the Company matures, recognize and pursue new business opportunities and initiate programs to enhance the Company's growth and success. The Committee does not use a specific formula based on these targeted performance and subjective criteria, but makes an evaluation of each executive officer's contributions in light of all such criteria.

         Compensation at the executive officer level also includes the long-term incentives offered by stock options. The stock option program is designed to promote the identity of long-term interests between the Company's employees and its shareholders and assist in the retention of executives. The size of option grants is generally intended to reflect the executive's position with the Company and his contributions to the Company, including his success in achieving the individual performance criteria described above. The option program generally uses a five-year vesting period to encourage key employees to continue in the employ of the Company.

         Executive officers of the Company are also eligible to participate in the Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan is available to virtually all employees of the Company and generally permits participants to purchase shares at a discount of approximately 15% of the fair market value at the beginning or end of the applicable purchase period.


                                                             Page 29 of 39 pages

                  Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the corporation's chief executive officer and four other most highly compensated executive officers. Qualifying performance compensation will not be subject to the deduction limit if certain requirements are met. The Company intends to structure the performance-based portion of the compensation of its executive officers in a manner that complies with the new statute to mitigate any disallowance of deductions.

                  Dr. Gordon's 1996 Compensation. Dr. Gordon, President and Chief Executive Officer of the Company, is eligible to participate in the same executive compensation plans available to other executives. Dr. Gordon's salary for 1996 increased from $220,500 to $250,000. Dr Gordon also received bonus compensation of $56,250 in 1996. The Compensation Committee believes that Dr. Gordon's annual compensation has been set at a level competitive with other companies in the industry.

                             COMPENSATION COMMITTEE

                             Andre L. Lamotte
                             Allen Misher
                             Douglas MacMaster


                                                             Page 30 of 39 pages

COMPARATIVE STOCK PERFORMANCE

         The comparative stock performance graph below compares the cumulative stockholder return on the Common Stock of the Company for the period from June 8, 1995 (the effective date of the initial public offering of the Company's Common Stock) through December 31, 1996 with the cumulative total return on (i) the Total Return Index for the Nasdaq Stock Market (U.S. Companies) (the "Nasdaq Composite Index"), and (ii) the Nasdaq Pharmaceutical Index (assuming the investment of $100 in the Company's Common Stock, the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index on June 8, 1995 and reinvestment of all dividends). Measurement points are on June 8, 1995 and the last trading day of the year ended December 31, 1996. Prior to June 8, 1995, the Company's Common Stock was not registered under the Securities Exchange Act of 1934.

[GRAPH]

                               6/8/95   12/29/95   12/31/96
CRSP Nasdaq Stock Market      $100.00    $120.32    $148.00
CRSP Pharmaceutical Stocks    $100.00    $159.71    $159.88
OraVax, Inc.                  $100.00    $117.50    $ 52.50

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 1, 1997, with respect to the beneficial ownership of the Company's Common Stock by
(i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each director and nominee for director;
(iii) each executive officer named in the Summary Compensation Table under the heading "Executive Compensation" above and (iv) all directors and executive officers of the Company as a group.

         The number of shares of Common Stock beneficially owned by each director or executive officer is determined under the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after March 1, 1997 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her


                                                             Page 31 of 39 pages
spouse) with respect to the shares set forth in the following table. the inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

                                              SHARES OF
                                            COMMON STOCK     PERCENTAGE OF
                                            BENEFICIALLY     COMMON STOCK
NAME AND ADDRESS                                OWNED         OUTSTANDING
----------------                            ------------     -------------
5% STOCKHOLDERS

Medical Science Partners, L.P.(1) ..            600,857           6.0%
20 William Street
Wellesley, MA 02181

DIRECTORS

Lance K. Gordon(2) .................            186,440           1.8%

Jean J. Deleage(3) .................            336,281           3.4%

Andre L. Lamotte(4) ................            603,695           6.1%

Douglas MacMaster(5) ...............             13,600             *

Allen Misher(6) ....................              3,333             *

C. Boyd Clarke .....................                 --             *

OTHER NAMED EXECUTIVE OFFICERS

Samuel K. Ackerman(7) ..............             76,825             *

Keith S. Ehrlich(8) ................             34,320             *

Thomas P. Monath(9) ................            120,001           1.2%

Robert B. Rombauer(10) .............             82,733             *

All directors and executive officers          1,457,228          14.0%
as a group (10 persons)(11)

----------
*     Less than 1%.

(1) Includes 26,320 shares held by Medical Science II Co-Investment L.P. ("MSP II-Co") and 149,544 shares held by Medical Science Partners II, L.P. ("MSP II"). Medical Science Partners, L.P. ("MSP") is an affiliate of MSP II-Co and MSP II and may be deemed to be the beneficial owner of shares held by such entities.

(2) Includes 123,211 shares of Common Stock which Dr. Gordon has the right to acquire within 60 days after March 1, 1997 upon exercise of outstanding stock options.

(3) Includes 281,523 shares held by Alta IV Limited Partnership ("Alta IV") and 51,361 shares held by C.V. Sofinnova Partners Five ("Sofinnova"). Burr, Egan, Deleage & Co. ("Burr, Egan") serves as the investment advisor to Alta IV and Sofinnova. Dr. Deleage is the Managing Partner of Burr, Egan and is a General Partner of Alta IV Management Partners, L.P., the General Partner of Alta IV, and may be deemed to share voting and investment powers for the shares held by Alta IV and Sofinnova. Burr, Egan serves as an advisor to Sofinnova. The principals of Burr, Egan disclaim beneficial ownership of all such shares held by Alta IV and Sofinnova. The principals of


                                                             Page 32 of 39 pages

      Burr, Egan disclaim beneficial ownership of all such shares held by Alta IV and Sofinnova except to the extent of their proportionate pecuniary interest therein. Dr. Deleage disclaims beneficial ownership of all the shares for Alta IV and Sofinnova except to the extent of his proportionate pecuniary interest therein.

(4) Includes 424,993 shares held by MSP, 26,320 shares held by MSP II-Co and 149,544 shares held by MSP II. Dr. Lamotte is the Managing General Partner of Medical Science Ventures, the General Partner of MSP and is the Managing General Partner of Medical Science Ventures II, the General Partner of MSP II and MSP II-Co, and may be deemed to be the beneficial owner of the shares held by Partner of MSP II and MSP II-Co, and may be deemed to be the beneficial owner of the shares held by MSP, MSP II and MSP II-Co although Dr. Lamotte disclaims beneficial ownership of such shares.

(5) Represents shares which Mr. MacMaster may acquire upon the exercise of options within 60 days after March 1, 1997.

(6) Represents shares which Dr. Misher may acquire upon the exercise of options within 60 days after March 1, 1997.

(7) Includes 72,225 shares which Dr. Ackerman may acquire upon the exercise of options within 60 days after March 1, 1997.

(8) Includes 30,294 shares which Mr. Ehrlich may acquire upon the exercise of options within 60 days after March 1, 1997.

(9) Includes 114,051 shares which Dr. Monath may acquire upon the exercise of options within 60 days after March 1, 1997.

(10) Includes 79,561 shares which Dr. Rombauer and his spouse may acquire upon the exercise of options within 60 days after March 1, 1997.

(11) Includes 436,275 shares which all Directors and executive officers as a group may acquire upon the exercise of options within 60 days after March 1, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For a description of certain transactions between the Company and Mr. MacMaster, a director of the Company, see "Management -- Director Compensation." For a description of certain employment and other arrangements between the Company and its executive officers, see "Management -- Executive Compensation" and "Management -- Employment Agreements."

         For a description of certain registration rights held by Dr. Gordon and certain stockholders of the Company, see "Description of Capital Stock."

         The Company believes that the securities issued in the transactions described above were sold at their then fair market value and that the terms of the transactions described above were no less favorable than the Company could have obtained from unaffiliated third parties.


                                                             Page 33 of 39 pages

         The Company has a policy that all material transactions between the Company and its officers, directors and other affiliates must (i) be approved by a majority of the members of the Company's Board of Directors and by a majority of the disinterested members of the Company's Board of Directors and (ii) be on terms no less favorable to the Company than could be obtained form unaffiliated third parties. In addition, this policy requires that any loans by the Company to its officers, directors or other affiliates be for bona fide business purposes only.


                                                             Page 34 of 39 pages

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are included as part of this Annual Report on Form 10-K.

                  1. The following financial statements (and related notes) of the Company are included as Appendix C of this Report:

                                    Report of Independent Accountants

                                    Consolidated Balance Sheets - December 31,
                                    1995 and 1996.

                                    Consolidated Statements of Operations -
                                    Fiscal years ended December 31, 1994, 1995 and 1996.

                                    Consolidated Statements of Stockholders'
                                    Equity (Deficit) - Fiscal years ended
                                    December 31, 1994, 1995 and 1996.

                                    Consolidated Statements of Cash Flows -
                                    Fiscal years ended December 31, 1994, 1995 and 1996.

                                    Notes to Consolidated Financial Statements.

                  2. Combined Financial Statements of OraVax Merieux Co. and Merieux OraVax Co.


                              Report of Independent Accountants         S-1
                              Combined Financial Statements             S-2
                              Notes to Combined Financial Statements    S-6

                           All other schedules are omitted as the information required is inapplicable or the information is presented in the financial statements or the related notes.

                  3. The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

         (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

         The following trademarks of the Company are mentioned in this Annual Report on Form 10-K: OraVax, Viricle.


                                                             Page 35 of 39 pages

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1997.

                                                     ORAVAX, INC.


                                            By:      /s/ Lance K.  Gordon
                                                     Lance K.  Gordon, President
                                                     and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      Signature                       Title                         Date
      ---------                       -----                         ----

/s/ Lance K. Gordon      President, Chief Executive Officer)
----------------------   and Director (Principal Executive )
Lance K. Gordon          Officer                           )
                                                           )
/s/ Keith S. Ehrlich     Vice President, Finance and       )
----------------------   Administration, Secretary,        )
Keith S. Ehrlich         Treasurer and Chief Financial     )
                         Officer (Principal Financial and  )
                         Accounting Officer                )
                                                           )
/s/ Douglas MacMaster    Director                          )    March 28, 1997
----------------------
Douglas MacMaster

/s/ C. Boyd Clarke       Director                          )
----------------------

/s/ Jean J. Deleage      Director                          )
----------------------
Jean J. Deleage

                         Director                          )
----------------------
Andre L. Lamotte

/s/ Allen Misher         Director                          )
----------------------
Allen Misher


                                                             Page 36 of 39 pages

                                  EXHIBIT INDEX

  The following exhibits are filed as part of this Annual Report on Form 10-K.

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

3.1* Form of Second Amended and Restated Certificate of Incorporation of the Registrant.

3.2*        Amended and Restated By-Laws of the Registrant.

4* Specimen Certificate for shares of Common Stock, $.001 par value, of the Registrant.

(1)10.1*    1990 Stock Option Plan, as amended

(1)10.2*    1995 Stock Option Plan.

(1)10.3* Employment Agreement between the Company and Lance K. Gordon dated as of July 19, 1990.

(1)10.4* Employment Agreement between the Company and Thomas P. Monath dated October 18, 1991.

(1)10.5* Employment Agreement between the Company and Robert B. Rombauer dated May 1, 1992

(1)10.6* Employment Agreement between the Company and Keith S. Ehrlich dated October 8, 1993.

(1)10.7* Employment Agreement between the Company and Samuel K. Ackerman dated December 1, 1993.

(1)10.8* Stock Purchase Agreement between the Company and Lance K. Gordon dated as of September 28, 1990.

10.9* Consulting Agreement between the Company and Dr. Jean-Pierre Kraehenbuhl dated as of January 1, 1990.

10.10* Consulting Agreement between the Company and Dr. Marian Neutra dated as of January 1, 1990.

10.11*** Letter Agreement dated February 5, 1996 between the Company and Allen Misher.

10.12 Letter Agreement dated February 10, 1997 between the Company and C. Boyd Clarke.

10.13* Master Lease Agreement between Comdisco and the Company dated March 31, 1993.

10.14* Equipment Schedule to Master Lease Agreement between Comdisco and the Company dated June 21, 1994.


                                                             Page 37 of 39 pages

10.15+* Invention and License Administration Agreement between the President and Fellows of Harvard College and the Swiss Institute for Experimental Cancer Research dated October 22, 1990.

10.16+* Research and Development Agreement among the Company, Foundation Pour La Recherche Des Maladies Gastro-Intestinales, Dr. Andre Blum and Kieta Holding, S.A. dated April 2, 1992, as amended in February 1993 and January 1994.

10.17+* Invention and License Administration Agreement among Foundation Pour La Recherche Des Maladies Gastro-Intestinales, the Swiss Institute for Experimental Cancer Research and Dr. Jean-Pierre Kraehenbuhl dated April 2, 1992.

10.18+* Invention and License Administration Agreement among Foundation Pour La Recherche Des Maladies Gastro-Intestinales, Max-Planck Institute for Biology and Dr. Rainer Haas dated April 1992 and related Participation Agreement.

10.19* Participation Agreements by and between the Company and each of Dr. Rainer Haas, Sven Gustafson, Dr. Jean-Pierre Kraehenbuhl, Dr. Madeleine Heitz, Dr. Pierre Michetti and Dr. Andre Blum.

10.20+* Agreement between the Company, the Natural Environmental Research Council and Dr. D.H.L. Bishop dated May 15, 1992.

10.21+* Collaborative Development and License Agreement between the Company and Techlab, Inc. dated March 31, 1993.

10.22+* Industrial Research Agreement between the Company, Case Western Reserve University, Dr. Steven J. Czinn and Dr. John G. Nedrud dated October 14, 1993.

10.23+* Assignment Agreement among the Company, Dr. Steven J. Czinn and Dr. John G. Nedrud dated October 14, 1993.

10.24+* Cooperative Research and Development Agreement between the Company and Walter Reed Army Institute of Research dated December 19, 1994.

10.25+* Master Agreement between the Company and Pasteur Merieux Serums & Vaccins S.A. dated March 31, 1995.

10.26+* Research and Development Agreement between the Company and Merieux OraVax S.N.C. and OraVax, Merieux Co. dated March 31, 1995.

10.27** Lease dated October 27, 1995 between the Company and Forest City 38 Sidney Street, Inc.

10.28*** Assignment of Lease dated as of January 1, 1996 between Immunogen, Inc. and the Company.

10.29*** Landlord's Waiver, Consent and Agreement dated as of January 1, 1996 by and among AEW No. 1 Corporation, Aberlyn Capital Management Limited Partnership and the Company.


                                                             Page 38 of 39 pages

10.30*** Consent to Assignment and Leasehold Mortgage dated as of January 1, 1996 by and among AEW No. 1 Corporation, Immunogen, Inc. and the Company.

10.31+***   License Agreement dated as of February 6, 1996 between Institut
            Pasteur and the Company.

11          Weighted Average Shares Used in Computing Earnings per Share.

21***       Subsidiaries of the Registrant.

23.1        Consent of Coopers & Lybrand L.L.P.


------------------------------

(1) Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 33-90936).

** Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.

*** Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

+     Confidential treatment granted as to certain portions.


                                                             Page 39 of 39 pages

                             SELECTED FINANCIAL DATA

     The selected financial data set forth below with respect to the Company's statements of operations for each of the five years in the period ended December 31, 1996 are derived from financial statements that have been audited by Coopers & Lybrand L.L.P., independent accountants. The statement of operations data for the years ended December 31, 1992 and 1993 and the balance sheet data for the years ended December 31, 1992, 1993 and 1994 are derived from audited financial statements not included in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with " Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

                                             SUMMARY FINANCIAL DATA


                                                               YEARS ENDED DECEMBER 31,
                                           1992           1993           1994           1995           1996
                                         ------         ------        -------         ------        -------
Statement of Operations
Data:
Revenues:
  Collaborative research and
  development ........................  $    --         $  --        $     --        $ 8,684       $  6,595
  Government grants and other ........      251            349            257            311            870
  Interest ...........................       69             78             51          1,080          1,280
                                         ------         ------        -------         ------        -------
                                            320            427            308         10,075          8,745
Expenses:
  Research and development ...........    3,009          5,981          8,406         12,450         21,009
  General and administrative .........    1,408          1,848          2,580          3,299          3,750
  Interest ...........................       80             92            190             87            523
                                         ------         ------        -------         ------        -------
                                          4,497          7,921         11,176         15,836         25,282

Equity in joint venture                                                               (2,436)        (5,085)

Net loss (1) .........................   (4,177)        (7,494)       (10,868)        (8,197)       (21,622)
Net loss to common
  stockholders (1) ...................   (4,177)        (7,494)       (10,968)        (8,305)       (21,622)

Net loss per common and common
  equivalent share(1) ................                                                $(1.86)       $ (2.46)

Weighted average number of common
  and common equivalent shares
  outstanding ........................                                             4,465,955      8,794,775


                                                                      DECEMBER 31,
                                         ------------------------------------------------------------------
                                           1992           1993           1994           1995           1996

Balance Sheet Data:
Cash and investments                     $1,841        $ 1,042        $ 3,706        $27,631        $22,125
Total assets                              3,133          3,050          5,195         29,833         28,744
Working capital                           1,602           (218)         1,400         23,109         14,694
Long term obligations                     3,115            679            462            492          2,659
Redeemable convertible preferred stock    6,175         14,988         27,331              -              -
Total stockholders' equity (deficit)     (6,683)       (14,152)       (25,038)        24,513         18,424



---------------

(1) The net loss for the years ended December 31, 1994 and 1995 exclude accretion to redemption value of preferred stock of $100,000 and $108,000, respectively, which is included in the net loss to common shareholders.


                                                                      APPENDIX B
                                                                      ----------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   Since its inception in 1990, the Company has been engaged in the discovery and development of oral and other vaccines and non-injected antibody products to prevent or treat human infectious diseases.

   To date, the Company has not received any revenues from the sale of products and does not expect to receive any such revenues for at least several years. The Company's losses incurred since inception resulted principally from expenditures under its research and development programs and the Company expects to incur significant operating losses over the next several years due primarily to expanded research and development efforts, preclinical testing and clinical trials of its product candidates, the acquisition of additional technologies, the establishment of manufacturing capability and the performance of commercialization activities. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the progress of the Company's research and development efforts, the receipt, if any, of milestone payments, the timing of certain expenses and the establishment of collaborative research agreements.

RESULTS OF OPERATIONS


YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

   The Company's total revenues decreased to $8,745,000 in 1996 from $10,075,000 during 1995. In 1996, the Company's revenues consisted of $6,595,000 earned under its collaboration (the "Joint Venture") with Pasteur Merieux Serums & Vaccins S.A. ("Merieux") which was entered into during 1995, $870,000 from government grants and other research revenues and $1,280,000 in interest earned on invested funds. In 1995, the Company's revenues consisted of $8,684,000 earned under the Joint Venture, of which $3,816,000 represented up front payments earned in connection with the initiation of the Joint Venture, $311,000 from government grants and $1,080,000 in interest earned on invested funds.

   The Company's total costs and expenses increased to $25,282,000 in 1996 from $15,836,000 in 1995. Research and development expenses increased 69% to $21,009,000 in 1996 from $12,450,000 in 1995, principally reflecting the conduct of an approximately 600 patient Phase III clinical trial of the Company's HNK20 product candidate together with production costs associated with clinical grade materials used in the trial, and other growth in the Company's other primary product development programs, including conduct of a Phase 2 clinical trial under its H. pylori program. The 14% increase in general and administrative expenses during the same period to $3,750,000 in 1996 from $3,299,000 in 1995, reflects some increases in other administrative costs necessary to support the growth in research and development. General and administrative expenses did not grow in proportion to the increase in research and development costs principally because the Company's clinical trials and manufacture of clinical grade materials were substantially conducted by outside contractors requiring minimal incremental administrative overhead. Interest expense increased to $523,000 in 1996 from $87,000 in 1995 principally as a result of the assumption of existing and new debt in connection with the Company's acquisition of its manufacturing facility in Canton, Massachusetts in early 1996.

   The Company accounts for its investment in the Joint Venture Partnerships, through which the Joint Venture began conducting its research beginning in the second quarter of 1995, under the equity method of accounting. Accordingly, the Company recorded its $5,085,000 and $2,436,000 share of the Joint Venture Partnerships' losses during the years ended December 31, 1996 and 1995, respectively. The increase was principally attributable to increased budgeted research activities of the Joint Venture in 1996 as compared with 1995.

   The Company incurred a net loss of $21,622,000 in 1996 compared to a net loss of $8,197,000 in 1995.

   YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

   The Company's total revenues increased to $10,075,000 in 1995 from $308,000 during 1994. In 1995, the Company's revenues consisted of $8,684,000 earned under its Joint Venture, $311,000 from government grants and $1,080,000 in interest earned on invested funds. In 1994, the Company's revenues consisted of $257,000 from government grants and $51,000 in interest earned on invested funds. The increase in interest earned on invested funds is principally attributable to the temporary investment of the net proceeds from the Company's initial public offering in June 1995.

   The Company's total costs and expenses increased to $15,836,000 in 1995 from $11,176,000 in 1994. Research and development expenses increased 48% to $12,450,000 in 1995 from $8,406,000 in 1994, principally reflecting growth in the Company's primary product development programs, including conducting Phase I and II clinical trials under its RSV program and Phase I clinical trials under its H. pylori program. The 28% increase in general and administrative expenses during the same period to $3,299,000 in 1995 from $2,580,000 in 1994, reflects increased business development efforts in the identification of, and negotiation with, potential corporate partners including Merieux, increased administrative costs incurred in connection with the Company's initial public offering and resulting compliance with the information reporting requirements of the Securities and Exchange Commission, and increases in other administrative costs necessary to support the growth in research and development. Such administrative costs included moving and relocation expenses incurred in connection with the Company's move to consolidated research and administrative facilities. Interest expense decreased 54% to $87,000 in 1995 from $190,000 in 1994. While there was similar interest expense from capital leases in both years, interest from promissory notes to shareholders is reflected in 1994 alone.

   The Company recorded its $2,436,000 share of the Joint Venture Partnerships' losses during the year ended December 31, 1995, the period in which the Joint Venture began conducting its research.

   The Company incurred a net loss of $8,197,000 in 1995 compared to a net loss of $10,868,000 in 1994.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENT

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) which is effective for fiscal years ending after December 15, 1997 including interim periods. Earlier application is not permitted. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The Company will adopt SFAS 128 in 1997 but has not yet determined the impact.



LIQUIDITY AND CAPITAL RESOURCES

   In January and March 1995, the Company sold an aggregate of 216,237 shares of Series Preferred Stock for net cash proceeds of $9.2 million. These shares were converted to common stock upon the closing of the Company's initial public offering in June 1995.

   In March 1995, the Company entered into a Joint Venture with Merieux for the development, manufacturing, marketing and sale of immuno-therapeutic and preventive vaccines against H. pylori infections in humans. Under the Joint Venture, OraVax and Merieux agreed to develop vaccines which use the urease protein or any of its sub-units as an antigen (the "Target Products"). OraVax and Merieux will share equally in profits from the sales of the Target Products and in all future research, development, clinical and commercialization costs. OraVax and Merieux estimate that research, development and clinical costs will exceed $50.0 million. Merieux is providing technical expertise and will also provide marketing expertise to the Joint Venture. Merieux made an initial payment of $3.2 million directly to OraVax which included $0.6 million to recognize the value of research and development conducted by OraVax in the first quarter of 1995 prior to the formation of the Joint Venture, and a milestone payment of $2.6 million to recognize the value of technology previously developed by OraVax and made available to the Joint Venture. In addition, Merieux purchased $2.5 million of the Company's Series Preferred Stock. Subsequently, Merieux purchased an additional $1.0 million of common stock in the Company's initial public offering. In addition, Merieux agreed to pay the Company directly up to $12.0 million during the development period, subject to the achievement of certain clinical and regulatory milestones, of which $0.6 million was paid to OraVax in December 1995. However, there can be no assurance that the milestones which trigger such future payments will be achieved. Beginning in the second quarter of 1995, research, development and commercialization activities of the Joint Venture were conducted through two equally controlled partnerships which have contracted with OraVax to perform research and development and clinical trial activities. OraVax earned $6.6 million and $4.9 million under these contracts in 1996 and 1995, respectively. In addition, during 1996, the Joint Venture entered into research and development contracts with Merieux and third parties. The research and development budgets of the two partnerships comprising the Joint Venture are established by joint committees in which each of the venturers has an equal participation and role. The venturers will pay approximately equal shares of the agreed budgets. OraVax will receive revenue from the partnerships for the research and development work which is requested to be performed by OraVax and funded by the Partnerships. There can be no assurance, however, that OraVax will be selected to perform such work. The venturers have agreed to fund through the Joint Venture, on an annual basis, the research and development, clinical and pharmaceutical development costs, and the Executive Committee of the Joint Venture has currently approved funding of such costs through December 1997.

   In June 1995, the Company sold 2,300,000 shares of its common stock for $10.00 per share in an initial public offering, providing net proceeds of approximately $20.7 million.

   In 1995, the Company entered into a five year operating lease, with renewal options, to consolidate its current research and administrative operations and provide for its longer-term expansion plans in an approximately 53,000 square foot facility in Cambridge, Massachusetts. Occupancy of the new facility began in December 1995. There were no material impairments of long-lived assets as a result of the move.

   In January 1996, the Company leased an approximately 47,000 square foot GMP-compliant manufacturing facility in Canton, Massachusetts and acquired related equipment and leasehold improvements from the former tenant. This facility was designed and equipped by the former tenant for the manufacture of monoclonal antibodies for pharmaceutical use, although other production uses are possible. Existing building and capital equipment leases, which include renewal and purchase options, were transferred to the Company. In addition, the Company purchased leasehold improvements and other related assets from the former tenant, payable in installments through 1999.


   The costs to lease and equip these facilities will be funded in whole, or in part, either through existing cash and investments, proceeds from offerings of securities, or other methods of financing including mortgage or lease financing, if available to the Company on acceptable terms. In addition, the Company expects to continue its current practice of leasing most of its capital equipment, provided such lease financing continues to be available to the Company on acceptable terms. The timing and amount of costs of developing the manufacturing facility, and the capital requirements thereon, will be dependent upon the timing of when it is put into use for the scale-up of manufacturing, which is further dependent upon the progress of the Company's products.

   In June 1996, the Company sold 2,300,000 shares of its common stock for $7.25 per share in a follow-on public offering, providing net proceeds of approximately $15.2 million.

   The Company's aggregate cash and investments were $22,125,000 at December 31, 1996, a decrease of $5,506,000 since December 31, 1995. Cash used by operations during the period, principally to support research and development, was $13,041,000. The Company expended $1,361,000 for property and equipment, of which $775,000 was recovered under sale-leaseback arrangements, and repaid $1,488,000 of its lease obligations during the period. In addition, the Company invested and advanced $5,254,000 to the

Joint Venture Partnerships and repaid $500,000 of installment debt during the year ended December 31, 1996.

   Since inception, the Company's cash expenditures have exceeded its revenues. Operations have been funded principally through public and private placements of equity securities, equipment lease financing, revenues from the Company's Joint Venture with Merieux, government grants and interest income. The Company's future capital requirements will depend on many factors, including, but not limited to, the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the funding of the Company's share of the expenses of the Joint Venture or similar arrangements, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the acquisition of additional facilities and capital equipment.

   The Company plans to finance these cash needs in the near term principally through its existing cash reserves, together with interest earned thereon, revenues, payments and reimbursements under the Company's Joint Venture with Merieux and facilities and equipment financing. Based upon current plans, which assume the completion of current clinical trials at planned patient enrollments ( but excluding any expenditures for start-up of HNK20 manufacturing or conduct of additional related clinical trials), the Company believes its capital resources, together with interest earned thereon, will be sufficient to meet the Company's operating expenses and capital requirements through the first quarter of 1998. The Company will require additional funds to conduct, if required, a Phase III trial in the United States of its HNK20 product candidate and for HNK20 manufacturing start up. Moreover, changes in the Company's research and development plans or other events affecting the Company's operations may result in accelerated or unexpected expenditures. In addition, the Company will need substantial additional capital to fund its operations for the manufacturing and marketing of any of its successful product candidates. The Company intends to seek additional funding through public or private financing or collaborative or other arrangements with corporate partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any of these sources, or if available, will be available on terms satisfactory to the Company. The Company's inability to obtain needed funding on satisfactory terms may require the Company to delay, curtail or eliminate one or more of its planned product development programs, scale back its planned manufacturing operations or enter into collaborative arrangements that may require the Company to issue additional equity or relinquish rights to certain technologies or product candidates that the Company would not otherwise issue or relinquish.

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

   FUTURE CAPITAL NEEDS. In addition, the Company will require substantial additional funds in order to continue its research and development programs, preclinical and clinical testing of its product candidates and to conduct full scale manufacturing and marketing of any pharmaceutical products that may be developed. The Company's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the purchase of additional facilities and capital equipment. Based upon its current plans, the Company believes that it has sufficient funds to fund the Company's operating expenses and meet its capital requirements through the first quarter of 1998. There can be no assurance, however, that changes in the Company's research and development plans, acquisitions or other events affecting the Company's operations will not result in accelerated or unexpected expenditures. Thereafter, the Company will need to raise substantial additional capital to fund its operations. There can be no assurance, however, that additional financing will be available, or if available, will be available on acceptable or affordable terms.

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

                                  ORAVAX, INC.

                          INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS                                                       PAGE

Report of Independent Accountants........................................     2
Consolidated Balance Sheets as of December 31, 1995 and 1996.............     3
Consolidated Statements of Operations for the years ended
  December 31, 1994, 1995, and 1996......................................     4
Consolidated Statements of Stockholders' Equity (Deficit) for the
  years ended December 31, 1994, 1995 and 1996...........................     5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1994, 1995 and 1996.......................................     6
Notes to Consolidated Financial Statements...............................     7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of OraVax, Inc.:

    We have audited the accompanying consolidated balance sheets of OraVax, Inc. as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OraVax, Inc. as of December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.


Boston, Massachusetts
February 7, 1997

                                  ORAVAX, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                AS OF DECEMBER 31,
                                                                ------------------
                                                                 1995         1996
                          ASSETS
Cash and cash equivalents...................................    $11,882     $14,916
Short-term investments......................................     15,749       7,209
Prepaid and other current assets............................        306         230
                                                                -------     -------
Total current assets........................................     27,937      22,355
Property and equipment, net.................................      1,330       5,454
Investment in and advances to joint venture.................        450         619
Other assets................................................        116         316
                                                                -------     -------
Total assets................................................    $29,833     $28,744
                                                               ========     =======

           LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $   1,061    $  1,135
Accrued expenses............................................      2,352       3,653
Obligation under capital leases.............................        516       1,597
Installment debt............................................         --         330
Deferred joint venture revenue..............................        899         946
                                                                -------     -------
Total current liabilities...................................      4,828       7,661
Obligation under capital leases, excluding current portion..        492       1,665
Installment debt, excluding current portion.................         --         994
                                                                -------     -------

Total liabilities...........................................      5,320      10,320
Commitments and contingencies (Note H)......................
Stockholders' equity :
  Preferred stock, $.001 par value; 2,000,000 shares
     authorized in 1995 and 1996; none issued or
     outstanding............................................         --          --
  Common stock, $.001 par value; 25,000,000 shares
     authorized in 1995 and 1996; issued and outstanding
     7,615,865 and 9,975,821 in 1995 and 1996...............          8          10
  Additional paid-in capital................................     58,061      73,519
  Deferred compensation.....................................       (296)       (223)
  Accumulated deficit.......................................    (33,260)    (54,882)
                                                                -------     -------
Total stockholders' equity .................................     24,513      18,424
                                                                -------     -------
Total liabilities and stockholders' equity .................   $ 29,833     $28,744
                                                               ========     =======




The accompanying notes are an integral part of the consolidated financial statements.

                                  ORAVAX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                           ---------------------------------
                                                             1994         1995         1996
 Revenue:
   Collaborative research and development
   -- related party....................................          --     $ 4,868     $  6,595
   -- other............................................          --       3,816           --
   Government grants and other.........................     $   257         311          870
   Interest............................................          51       1,080        1,280
                                                           --------    --------     --------
                                                                308      10,075        8,745
                                                           --------    --------     --------
 Expenses:
   Research and development............................       8,406      12,450       21,009
   General and administrative..........................       2,580       3,299        3,750
   Interest............................................         190          87          523
                                                           --------    --------     --------
                                                             11,176      15,836       25,282
                                                           --------    --------     --------
 Loss from operations..................................     (10,868)     (5,761)     (16,537)
 Equity in operations of joint venture.................          --      (2,436)      (5,085)
                                                           --------    --------     --------
 Net loss..............................................     (10,868)     (8,197)     (21,622)
 Accretion to redemption value of preferred stock......         100         108           --
                                                           --------    --------     --------
 Net loss to common stockholders.......................    $(10,968)   $ (8,305)    $(21,622)
                                                           ========    ========     ========

 Net loss per common and common equivalent share.......                  $(1.86)      $(2.46)
 Weighted average number of common and common
    equivalent shares outstanding......................               4,465,955    8,794,775















The accompanying notes are an integral part of the consolidated financial statements.

                                  ORAVAX, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                           TOTAL
                                        COMMON      COMMON    PAID-IN     DEFERRED      ACCUMULATED    STOCKHOLDERS'
                                        SHARES       STOCK    CAPITAL   COMPENSATION      DEFICIT     EQUITY (DEFICIT)

Balance, December 31, 1993.........      206,862         --  $    43            --       $(14,195)        $(14,152)
Issuance of common stock-401k......       22,907         --       81            --             --               81
Issuance of common stock options...                      --      220         $(220)            --               --
Exercise of common stock options...          892         --        1            --             --                1
Accretion of redeemable convertible
   preferred stock to redemption value        --         --     (100)           --             --             (100)
Net loss...........................           --         --       --            --        (10,868)         (10,868)
                                       ---------        ---  -------         -----       --------          -------

Balance, December 31, 1994.........      230,661         --      245          (220)       (25,063)         (25,038)
Conversion of redeemable convertible
  preferred stock to common stock..    5,019,383        $ 5   36,666            --             --           36,671
Issuance of common stock, net......    2,310,197          3   20,745            --             --           20,748
Issuance of common stock-401k......        5,758         --       68            --             --               68
Issuance of common stock options...           --         --      141          (141)            --               --
Exercise of common stock options...       44,982         --       54            --             --               54
Exercise of common stock warrants..        4,884         --       --            --             --               --
Vesting of compensatory common
   stock options...................           --         --      250            --             --              250
Accretion of redeemable convertible
   preferred stock to redemption value        --         --     (108)           --             --             (108)
Amortization of deferred
   compensation....................           --         --       --            65             --               65
Net loss...........................           --         --       --            --         (8,197)          (8,197)
                                       ---------        ---  -------         -----       --------          -------

Balance, December 31, 1995.........    7,615,865          8   58,061          (296)       (33,260)          24,513
Issuance of common stock, net......    2,313,822          2   15,340            --             --           15,342
Issuance of common stock-401k......       18,509         --       97            --             --               97
Exercise of common stock options...       27,625         --       21            --             --               21
Amortization of deferred
   compensation....................           --         --       --            73             --               73
Net loss...........................           --         --       --            --        (21,622)         (21,622)
                                       ---------        ---  -------         -----       --------          -------

Balance, December 31, 1996.........    9,975,821        $10  $73,519         $(223)      $(54,882)         $18,424
                                       =========        ===  =======         =====       ========          =======





The accompanying notes are an integral part of the consolidated financial statements.

                                  ORAVAX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------
                                                           1994         1995          1996
 Cash flows for operating activities:
   Net loss from operations........................    $(10,868)     $(8,197)     $(21,622)

   Adjustments to reconcile net loss from operations
     to net cash used in operating activities:
      Depreciation.................................         554          708         2,028
      Equity in operations of joint venture........          --        2,436         5,085
      Interest paid in preferred stock.............         114           --            --
      Non-cash compensation........................          81          383           170
      Changes in operating assets and liabilities:
        Prepaid expenses and other current assets..         141         (172)           76
        Other assets...............................         200          (37)         (200)
        Accounts payable...........................         315          210            74
        Accrued expenses...........................         449        1,225         1,301
        Deferred revenue...........................          --          899            47
                                                       --------      -------      --------
 Net cash used in operating activities.............      (9,014)      (2,545)      (13,041)
                                                       --------      -------      --------
 Cash flows from investing activities:
   Purchases of short-term investments.............          --      (26,189)      (17,378)
   Sales and maturities of short-term investments..          --       10,440        25,918
   Purchases for property and equipment............        (376)        (762)       (1,361)
   Proceeds from sale-leaseback of property and
      equipment....................................         257          614           775
   Investment in and advances to joint venture.....          --       (2,886)       (5,254)
                                                       --------      -------      --------
 Net cash provided by (used in) investing activities       (119)     (18,783)        2,700
                                                       --------      -------      --------
 Cash flows from financing activities:
   Proceeds from common stock issuances, net.......           1       20,802        15,363
   Proceeds from preferred stock issuances, net....       8,396        9,232            --
   Principal payments under capital lease
    obligations....................................        (333)        (530)       (1,488)
   Principal payments of installment debt, net               --           --          (500)
   Proceeds from notes payable to stockholders.....       3,733           --            --
                                                       --------      -------      --------

 Net cash provided by financing activities.........      11,797       29,504        13,375
                                                       --------      -------      --------
 Net increase (decrease) in cash and cash
    equivalents....................................       2,664        8,176         3,034
 Cash and cash equivalents at beginning of period..       1,042        3,706        11,882
                                                       --------      -------      --------
 Cash and cash equivalents at end of period........    $  3,706      $11,882      $ 14,916
                                                       ========      =======      ========

 Interest paid during the year                         $    190      $    87      $    384
                                                       ========      =======      ========



The accompanying notes are an integral part of the consolidated financial statements.

                                  ORAVAX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS:

     OraVax, Inc. (the "Company") is a leader in the discovery and development of oral vaccines and non-injected antibody products to prevent and treat diseases which infect the human body at its mucosal linings. Prior to the first quarter of 1995, the Company operated as a development stage enterprise, devoting substantially all of its efforts to establishing the new business and carrying on research and development activities. Beginning in 1995, the Company was no longer classified as a development stage enterprise.

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

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OraVax JVM, Inc. and OraVax Securities Corp., which were incorporated in 1995. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

    The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentration of credit risk consist principally of temporary cash investments. The Company restricts temporary cash investments to institutions with high credit standing.

Short-term Investments

    Short-term interest-bearing investments are those which, when purchased, have maturities of less than one year but greater than three months. At December 31, 1996, the Company had the following short-term investments available for sale which it expects to utilize for working capital purposes, carried at amortized cost plus accrued interest, which approximates fair market value (in thousands):

     US Government and Agency obligations, due January 1997
       to June 1997, 4.55% - 5.71%................................       $6,200
     Certificate of deposit, due October 1997, 5.61%..............        1,009
                                                                         ------
                                                                         $7,209


Property and Equipment

    Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the lesser of the lease term or the estimated useful lives of the related assets, generally three to five years.

    When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gains and losses are included in operations in the period of disposal.

Revenue Recognition

    Revenue under the Company's collaborative research and development agreement is recognized as related expenses are incurred. The Company recognizes milestone payments as revenue when the milestones are achieved. (See Note K)

    The Company recognizes government grant revenue as the related expenses are incurred.

Research and Development Costs

    Research and development costs are expensed as incurred.

Net Loss Per Common and Common Equivalent Share

    Net loss per common share is computed based upon the weighted average number of common shares and common equivalent shares (using the treasury stock method) outstanding after certain adjustments described below. Common equivalent shares are not included in the per-share calculations where the effect of their inclusion would be anti-dilutive, except that, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve-month period prior to the initial filing (June 8, 1995) of the initial public offering (the "IPO"), have been included in the calculation as if they were outstanding for all periods prior to the IPO, using the treasury stock method and the IPO price of $10.00 per share. In the computation of net loss per common share, accretion of preferred stock is included as an increase to net loss attributable to common stockholders.


     Net loss per common share on a historical basis for the year ended December
31, 1994 is as follows:


     Net loss per common share..............................................................      $(19.20)
     Weighted average number of common and common equivalent shares outstanding.............      571,327

Income Taxes

    The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial reporting and tax bases of liabilities and assets using enacted tax rates in effect in the years in which the differences are expected to reverse. Potential future income tax benefits resulting from net operating losses, unused research and experimentation credits, and other timing differences will be recognized as taxable income becomes available to absorb them.

New Accounting Pronouncement

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) which is effective for fiscal years ending after December 15, 1997 including interim periods. Earlier application is not permitted. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The Company will adopt SFAS 128 in 1997 but has not yet determined the impact.


C. PROPERTY AND EQUIPMENT:

    Property and equipment consisted of the following (in thousands):


                                                                                            Years Ended
                                                                                            December 31,
                                                                                         1995         1996
      Furniture and equipment...................................................      $   534      $   442
      Computer hardware and software............................................          100          172
      Leasehold improvements....................................................          147        2,578
      Equipment under capital lease.............................................        1,992        4,803
                                                                                       ------      -------
      ..........................................................................        2,773        7,995
      Less accumulated depreciation.............................................        1,443        2,541
                                                                                      -------      -------
      Property and equipment, net...............................................       $1,330       $5,454
                                                                                       ======       ======

     The net book value of equipment under capital lease was $964,000 and $3,121,000 at December 31, 1995 and 1996, respectively.

D. ACCRUED EXPENSES:

    Accrued expenses consisted of the following (in thousands):


                                                                                            Years Ended
                                                                                            December 31,
                                                                                         1995         1996
     Research and development contracts.........................................       $1,191       $2,374
     License fees...............................................................          270           58
     Other......................................................................          891        1,221
                                                                                       ------       ------
     Total accrued expenses.....................................................       $2,352       $3,653
                                                                                       ======       ======

E. INCOME TAXES:


     Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases using enacted federal income tax rates in effect for the year in which the differences are expected to reverse. The components of deferred taxes were as follows (in thousands):


                                                                                           Year Ended
                                                                                           December 31,
                                                                                         1995         1996
     Capitalization of general and administrative costs.........................     $  2,190     $  1,744
     Property, plant and equipment..............................................          156          558
     Capital leased equipment...................................................         (388)        (534)
     Capital leases.............................................................          406          513
     Accrued expenses...........................................................          110          148
     Net operating loss.........................................................       10,774       19,548
     Tax credits................................................................          550        1,812
                                                                                     --------     --------
     Gross deferred tax asset...................................................       13,798       23,789
     Valuation allowance........................................................      (13,798)     (23,789)
                                                                                     --------     --------
     Net deferred tax asset.....................................................     $     --     $     --
                                                                                     ========     ========



    As of December 31, 1996, the Company had available federal net operating loss carryforwards of approximately $48,838,000 and $1,247,000 of federal tax credits, which may be used to offset future taxable income. These carryforwards expire beginning in 2005. Due to the uncertainty surrounding the realization of the net operating loss carryforwards in future tax returns, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased approximately $9,991,000 from December 31, 1995 to December 31, 1996.

    The Company has experienced ownership changes as defined under Section 382 of the Internal Revenue Code. Ownership changes limit the future use of the net operating loss and credit carryforwards created prior to the ownership change. If the full amount of the limitation is not used in any year, the amount not used increases the allowable limit in the subsequent year.

F. CAPITAL LEASES:

    During the year ended December 31, 1996, $969,000 of equipment was financed through sale-leaseback and direct lease arrangements. An equipment lease assumed by the Company in connection with its lease of a manufacturing facility in Canton, Massachusetts, was capitalized in the amount of $2,773,000. Interest paid on capital leases during the years ended December 31, 1994, 1995 and 1996 was $76,000, $87,000 and $372,000, respectively.

Minimum future payments under the Company's capital leases as of December 31, 1996 were as follows (in thousands):


     Year Ending
     December 31,
      1997........................................................   $1,864
      1998........................................................    1,347
      1999........................................................      320
      2000........................................................      124
                                                                     ------
      ............................................................    3,655
      Less amount representing interest...........................      393
                                                                     ------
      ............................................................    3,262
      Less current obligation.....................................    1,597
                                                                     ------
      Long-term obligation........................................   $1,665
                                                                     ======


G.    INSTALLMENT DEBT:

     In January 1996, the Company leased an approximately 47,000 square foot, good manufacturing practices ("GMP"), manufacturing facility in Canton, Massachusetts and acquired related equipment and leasehold improvements from the former tenant. This facility was designed and equipped by the former tenant for the manufacture of monoclonal antibodies for pharmaceutical use, although other production uses are possible. Existing building and capital equipment leases, which contain renewal and purchase options were transferred to the Company. In addition, the Company purchased leasehold improvements and other related assets from the former tenant, capitalized in the amount of $1,824,000, with the related debt payable in installments through 1999 at a 12% imputed interest rate collateralized by a leasehold mortgage and collateral assignment of OraVax's interest in the building lease.

     Future minimum payments under the installment purchase are as follows (in thousands):

      Year Ending
      December 31,
      1997.........................................................     $  330
      1998.........................................................        260
      1999.........................................................      1,050
                                                                        ------
      .............................................................      1,640
      Less amount representing interest............................        316
                                                                        ------
      .............................................................      1,324
      Less current obligation......................................        330
                                                                        ------
      Long-term obligation.........................................     $  994
                                                                        ======

H. COMMITMENTS AND CONTINGENCIES:

Operating Leases

    The Company leases office and laboratory facilities in Cambridge, Massachusetts under an operating lease which contains renewal options and expires in March 2001. In addition, the Company has an operating lease for a manufacturing facility in Canton, Massachusetts, containing renewal and purchase options and expiring in June 2002. The noncancelable future payments as of December 31, 1996 were as follows (in thousands):


      Year Ending
      December 31,
      1997..........................................................     $1,390
      1998..........................................................      1,398
      1999..........................................................      1,402
      2000..........................................................      1,406
      2001 and thereafter...........................................        605

     Rent expense for leased facilities during the years ended December 31, 1994, 1995 and 1996 was $565,000, $689,000 and $1,862,000, respectively.

Agreements

    The Company is party to various agreements, principally contracted research and clinical trials, for which noncancelable minimum future payments as of December 31, 1996 were as follows (in thousands):

      Year Ending
      December 31,
      1997........................................................       $1,418

    In addition, under certain of these and other agreements, the Company may pay royalties on future sales of specified products.

I. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

    The Company issued an aggregate of 964,803 shares of Series Redeemable Convertible Preferred Stock for net cash proceeds of $27,231,000 (the "Series Preferred Stock") at various dates since its inception through December 31, 1994.

    In January and March 1995, the Company issued an aggregate of 216,237 shares of Series Preferred Stock for net cash proceeds of $9,232,000.

    During 1994 and 1995, $100,000 and $108,000, respectively, to accrete the redeemable convertible preferred stock to its redemption value on a straight-line basis, was recorded in noncash transactions.

    In June 1995, all outstanding shares of Series Preferred Stock were converted to 5,019,383 shares of common stock in connection with the closing of the Company's initial public offering.

J. STOCKHOLDERS' EQUITY:

Common Stock

     In June 1996, the Company sold 2,300,000 shares of its common stock, par value $.001 per share, for $7.25 per share in a follow-on stock offering, providing net proceeds of $15,215,000 to the Company.

    In June 1995, the Company sold 2,300,000 shares of its common stock, par value $.001 per share, for $10.00 per share in an initial public offering, providing net proceeds of $20,676,000 to the Company. In connection with the initial public offering, all outstanding shares of Series Preferred Stock were converted to common stock.

     In March 1995, the Company's stockholders approved an increase in the authorized shares of common stock to 25,000,000 shares and authorized 2,000,000 shares of a new class of preferred stock, par value $.001 per share.

Stock Options

    Effective January 1, 1996, The Company adopted FAS No. 123, "Accounting for Stock-Based Compensation." FAS 123 established financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a new method of accounting for employee stock compensation plans using a fair value based method, under which compensation costs is measured and recognized in results of operations. Alternatively, FAS 123 allows an entity to retain the accounting for employee stock compensation plans defined under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company retained the accounting defined in APB No. 25 under which, for employees, no compensation expense is recognized for fixed stock option grants provided that the grant price equals or is greater than fair market value. As required, the Company will disclose the pro forma effects of stock-based compensation using the fair value based method defined under FAS 123.

    Incentive stock options granted under the Company's 1990 and 1995 stock option plans (the "Plans") may not be granted at a price less than the fair market value of the common stock on the date of grant (or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company). Nonqualified stock options may be granted at an exercise price established by the Board of Directors, which may be less than, equal to or greater than the fair value of the common stock on the date of grant. Options granted under the Plans generally vest over three- to five-year periods, and expire not more than ten years from the date or grant, or not more than five years from the date of grant in the case of incentive stock options granted to an employee or officer holding 10% or more of the voting stock of the Company.

    The Company's 1996 Employee Stock Purchase Plan (the "ESPP") permits employees to purchase common stock of the Company at the lesser of 85% of its fair value at the beginning or the end of related six month payroll withholding periods. During 1995 and 1996, 10,197 and 13,822 shares, respectively, were sold to employees under the ESPP. At December 31, 1996, 75,981 shares of common stock remained reserved for future issuance under the ESPP.

    Had compensation cost for options issued under OraVax's stock option plan and Employee Stock Purchase Plan been determined based on the fair value at the grant dates consistent with the methods defined under FAS 123, OraVax's net loss and loss per share would have been reduced to the pro forma amounts indicated below:
                                                                                           Year Ended
                                                                                          December 31,
                                                                                         1995         1996
     Net loss as reported (in thousands)........................................      $(8,305)    $(21,622)
     Pro forma (in thousands)...................................................      $(8,378)    $(21,877)
     Loss per share as reported  ...............................................      $ (1.86)    $  (2.46)
     Pro forma..................................................................      $ (1.88)    $  (2.49)


The fair value of each stock option granted is estimated on the grant date using the Black-Scholes pricing model with the weighted-average assumptions.
                                                                      Year Ended
                                                                     December 31,
                                                                    1995         1996
     Expected Option Term...................................          5 years      5 years
     Expected Option Volatility.............................         65%          65%
     Risk Free Interest Rate................................       6.82%        6.13%
     Expected Dividend Yield................................          0%           0%


The weighted average fair value of options granted under the plans during the year ended December 31, 1995 and 1996 was $4.55 and $7.32.

The fair value of each option granted under the Employee Stock Purchase Plan is estimated on the grant date using the Black-Scholes pricing model with the following weighted-average assumptions.


                                                                      Year Ended
                                                                      December 31,
                                                                1995             1996
                                                                ----             ----
     Expected Option Term...................................  1/2 year         1/2 year
     Expected Option Volatility.............................       65%               65%
     Risk Free Interest Rate................................     5.64%             5.32%
     Expected Dividend Yield................................        0%                0%



The weighted-average fair value of options granted under the Employee Stock Purchase Plan during the year ended December 31, 1995 and 1996 was $3.49 and $3.11

Because some options vest over several years and additional awards are generally made each year, the pro forma amounts may not be representative of the effects on net income in future years.

A summary of the status of OraVax's stock option plan for the years ended December 31, 1994,
1995 and 1996 is as follows:
                                                                                         Weighted-Average
                                                                                Shares    Exercise Price

     Outstanding at December 31, 1993...........................................477,107   $ 1.15
       Granted..................................................................290,855     2.69
       Exercised................................................................   (892)     .71
       Canceled................................................................. (5,651)     .73
                                                                                -------
     Outstanding at December 31, 1994...........................................761,419     1.74
       Granted.................................................................. 92,104     6.14
       Exercised................................................................(44,982)    1.20
       Canceled................................................................. (5,734)    2.23
                                                                                -------
     Outstanding at December 31, 1995...........................................802,807     2.27
       Granted..................................................................127,610    12.18
       Exercised................................................................(27,625)     .78
       Canceled.................................................................(11,983)    5.21
                                                                                -------
     Outstanding at December 31, 1996...........................................890,809     3.70
                                                                                =======


The number of exercisable shares as of December 31, 1996, 1995 and 1994 was 430,485, 279,588 and 137,644, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1996:



                  Options Outstanding                                    Options Exercisable
-----------------------------------------------------   ------------------------------------------------
                                        Wt. Avg. of
    Range of        # Outstanding        Remaining          Wt. Avg.        # Options        Wt. Avg.
Exercise Prices      at 12/31/96     Contractual Life   Exercise price     Exercisable    Exercise Price
---------------      -----------     ----------------   --------------     -----------    --------------
 0.01 -  2.00           290,857         5.08                0.76             223,891           0.75
 2.01 -  3.00           386,925         7.49                2.59             189,430           2.55
 3.01 -  4.50            51,644         8.03                3.53               9,656           3.97
 4.51 -  7.00             3,125         9.89                6.63                   0             --
 7.01 - 10.50            49,205         8.98                8.64               5,210           8.20
10.51 - 15.75           109,053         9.15               13.21               2,298          13.90





    At December 31, 1996, options to purchase 171,494 shares of common stock remained available for future grants under the Plans. At December 31, 1996, 1,062,303 shares of common stock remained reserved to satisfy the issuance of shares under outstanding and future grants under the Plans.

    In connection with certain stock option grants in 1995, the Company recorded $141,000 of deferred compensation expense which is being amortized and charged to operations over the five-year vesting period of the related options. In addition, $250,000 of compensation expense was recorded in 1995 in connection with the vesting of certain milestone-based stock options.

K. JOINT VENTURE:

    In March 1995, the Company entered into a collaboration (the "Joint Venture") with Pasteur Merieux Serums & Vaccins, S.A. ("Merieux") for the development, manufacturing, marketing and sale of immuno-therapeutic and preventive vaccines against H. pylori infection in humans. Under the Joint Venture, OraVax and Merieux agreed to develop vaccines which use the urease protein or any of its sub-units as an antigen (the "Target Products"). OraVax and Merieux will share equally in profits from the sales of the Target Products and in all future research, development, clinical and commercialization costs. Merieux is providing technical expertise and will also provide marketing to the Joint Venture. Merieux made an initial payment of $3.2 million directly to OraVax which included $0.6 million to recognize the value of research and development conducted by OraVax in the first quarter of 1995 prior to forming the Joint Venture, and a milestone payment of $2.6 million to recognize the value of technology previously developed by OraVax and made available to the Joint Venture. In addition, Merieux purchased $2.5 million of the Company's Series Preferred Stock. Subsequently, Merieux purchased an additional $1.0 million of common stock in the Company's initial public offering. In addition, Merieux agreed to pay the Company directly up to an additional $12.0 million during the development period, subject to the achievement of certain clinical and regulatory milestones, of which $0.6 million was paid to OraVax in December 1995. Beginning in the second quarter of 1995, research, development and commercialization activities of the Joint Venture were conducted through two equally controlled partnerships (the "Joint Venture Partnerships") which have contracted with OraVax to perform the research, development and clinical trial activities. OraVax earned $4,868,000 and $6,595,000 under these contracts during 1995 and 1996, respectively. In addition, during 1996, the Joint Venture entered into research and development contracts with Merieux and third parties. The research and development budgets of the two partnerships comprising the Joint Venture are established by joint committees in which each of the venturers has an equal participation and role. The venturers will pay approximately equal shares of the agreed upon budgets. OraVax will receive revenue from the partnerships for research and development work which is requested to be performed by OraVax and funded by the Partnerships.

    OraVax and Merieux each invested approximately $2.9 million and $4.5 million in 1995 and 1996, respectively, to fund the Joint Venture's operations. OraVax accounts for its investments in the Joint Venture Partnerships under the equity method of accounting and, accordingly, recorded its $2,436,000 and $5,085,000 share of the Joint Venture Partnerships' net losses during 1995 and 1996, respectively. Following are the Joint Venture Partnerships' summarized combined balance sheets as of December 31, 1995 and December 31, 1996 and the summarized combined statements of operations for the period March 31, 1995 (inception) through December 31, 1996 and for the year ended December 31, 1996.

    OraVax and Merieux each licensed to the Joint Venture upon its formation the right to use all of their respective existing proprietary technologies relating to vaccines for the treatment of H. pylori, except for so-called naked DNA technology (for an injectable vaccine) which is the subject of a separate collaboration by Merieux with a third party. Additional technology in the H. pylori field acquired by either party since the formation of the Joint Venture is required to be offered to the Joint Venture. The Joint Venture itself has also obtained licenses to relevant technology from third parties, including a license in November, 1996 of the complete genome sequence of H. pylori from MedImmune and Human Genome Sciences.


                           JOINT VENTURE PARTNERSHIPS
                            COMBINED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                          DECEMBER 31,
                                                                    1995                 1996
      Cash...........................................                $  -              $  128
      Prepaid expenses...............................                 899               1,046
                                                                      ---              ------
                                                                     $899              $1,174
                                                                     ====              ======

                        LIABILITIES AND PARTNERS' CAPITAL

      Accounts payable-OraVax........................                $  -              $  750
      Accounts payable-Merieux.......................                   -                 586
      Partners' capital:.............................
        OraVax.......................................                 450                 (81)
        Merieux......................................                 449                 (81)
                                                                     ----              ------
                                                                     $899              $1,174
                                                                     ====              ======

                           JOINT VENTURE PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                            MARCH 31, 1995 (INCEPTION)
                                                                THROUGH YEAR ENDED
                                                                   DECEMBER 31,       DECEMBER 31,
                                                                       1995               1996

      Interest income................................                $     -            $     16
                                                                      ------            --------

      Contract research expense - OraVax.............                  4,868               6,595
      Contract research expense - Merieux............                                      2,258
      Contract research expense - other..............                                      1,139
      Legal and administrative expenses..............                                         85
                                                                                        --------
      ...............................................
      Total expenses.................................                  4,868              10,077
                                                                     -------            --------
      ...............................................
      Net loss.......................................                $(4,868)           $(10,061)
                                                                     =======            ========




L. RELATED PARTIES:

    The Company has a consulting agreement with the chairman of its Board of Directors under which, and together with fees paid to him for his services as chairman, he was paid $37,000, $57,000 and $51,000 during 1994, 1995 and 1996, respectively. The Company entered into a consulting agreement with a member of its Board of Directors during 1996 under which, and together with fees paid to him for his services as a director, he was paid $8,000 during 1996.


M. EMPLOYEE BENEFITS:

    The Company has a 401(k) retirement plan in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to statutory limitations. For 1994, 1995 and 1996, the Company declared discretionary matching aggregate contributions to the plan of $62,000, $68,000 and $97,000, respectively, paid in 22,907, 5,758 and 18,509 shares of the Company's common stock, respectively. In 1994, the Company recorded $19,000 of compensation expense in connection with the stock issuance. At December 31, 1996, there were 25,733 shares of common stock reserved for future issuances under the plan.

                             ORAVAX MERIEUX CO. AND
                         MERIEUX ORAVAX CO. PARTNERSHIPS

                     INDEX TO COMBINED FINANCIAL STATEMENTS


FINANCIAL STATEMENTS                                                        PAGE

Report of Independent Accountants ...................................       S-2
Combined Balance Sheets as of December 31, 1995 and 1996 ............       S-3
Combined Statements of Operations for the period from inception
 (March 31, 1995) through December 31, 1995 and the year ended
 December 31, 1996 ....... .........................................        S-4
Combined Statements of Partners' Capital (Deficit) for the period
 from inception (March 31, 1995) through December 31, 1996..........        S-5
Combined Statements of Cash Flows for the period from inception
  (March 31, 1995) through December 31, 1995 and the year ended
  December 31, 1996                                                         S-6
Notes to Combined Financial Statements................................      S-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of OraVax Merieux Co. and Merieux OraVax Co.:

   We have audited the accompanying combined balance sheets of the OraVax Merieux Co. and Merieux OraVax Co. partnerships as of December 31, 1995 and 1996 and the related combined statements of operations, partners' capital, and cash flows for the period from inception (March 31, 1995) through December 31, 1995 and for the year ended December 31, 1996. These financial statements are the responsibility of the partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the OraVax Merieux
Co. and Merieux OraVax Co. Partnerships as of December 31, 1995 and 1996, and the combined results of their operations and their cash flows for the period from inception (March 31, 1995) through December 31, 1995 and for the year ended December 31, 1996, in conformity with generally accepted accounting principles.






                                             Coopers & Lybrand L.L.P.
Boston, Massachusetts
March 28, 1997

                             ORAVAX MERIEUX CO. AND
                         MERIEUX ORAVAX CO. PARTNERSHIPS

                             COMBINED BALANCE SHEETS


                                                            DECEMBER 31
ASSETS                                                  1995           1996
                                                        ----           ----

Cash ................................................        --    $  127,445
Prepaid expenses ....................................  $899,289     1,046,301
                                                       --------    ----------

Total assets ........................................  $899,289    $1,173,746
                                                       ========    ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities
   Accounts payable .................................        --    $1,335,862

Commitments and contingencies (note D)
Partners' capital (deficit) .........................   899,289      (162,116)
                                                       --------    ----------

Total liabilities and partners' capital (deficit) ...  $899,289    $1,173,746
                                                       ========    ==========





























The accompanying notes are an integral part of the combined financial statements.

                             ORAVAX MERIEUX CO. AND
                         MERIEUX ORAVAX CO. PARTNERSHIPS

                        COMBINED STATEMENTS OF OPERATIONS

                                                 INCEPTION
                                              (MARCH 31, 1995)
                                                  THROUGH          YEAR ENDED
                                             DECEMBER 31, 1995  DECEMBER 31, 1996
                                                  -----------       ------------
Revenue
    Interest Income                                         -       $     16,393
                                                  -----------       ------------

Expenses:
    Contract research expense - OraVax......      $ 4,867,799          6,595,003
    Contract research expense - PMsv......                  -          2,257,985
    Contract research expense - other.....                  -          1,139,033
    Legal and administrative expenses.....                  -             85,777
                                                  -----------       ------------

Total expenses............................          4,867,799         10,077,798
                                                  -----------       ------------
Net loss..................................        $(4,867,799)      $(10,061,405)
                                                  ===========       ============






























The accompanying notes are an integral part of the combined financial statements.

                             ORAVAX MERIEUX CO. AND
                         MERIEUX ORAVAX CO. PARTNERSHIPS

               COMBINED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
    FOR THE PERIOD FROM INCEPTION (MARCH 31, 1995) THROUGH DECEMBER 31, 1996

                                            PASTEUR
                                            MERIEUX        MERIEUX
                                ORAVAX      SERUMS &       AMERICA
                               JVM, INC.   VACCINS S.A.  HOLDING, INC.     TOTAL


Capital contributions.        $2,885,851    $2,014,444      $866,793     $5,767,088
Net loss..............        (2,435,847)   (1,700,322)     (731,630)    (4,867,799)
                              ----------    ----------    ----------     ----------

Balance, December 31, 1995       450,004       314,122       135,163        899,289

Capital contributions.         4,503,600     3,143,700     1,352,700      9,000,000
Net loss..............        (5,034,754)   (3,521,082)   (1,505,569)   (10,061,405)
                              ----------    ----------    ----------     ----------

Balance, December 31, 1996     $ (81,150)   $  (63,260)   $ (17,706)    $ (162,116)
                               =========    ==========    ==========     ==========





























The accompanying notes are an integral part of the combined financial statements.

                             ORAVAX MERIEUX CO. AND
                         MERIEUX ORAVAX CO. PARTNERSHIPS

                        COMBINED STATEMENTS OF CASH FLOWS

                                                        INCEPTION
                                                    (MARCH 31, 1995)
                                                         THROUGH         YEAR ENDED
                                                   DECEMBER 31, 1995  DECEMBER 31, 1996
                                                   -----------------  -----------------
Cash flows for operating activities:
  Net loss .........................................     $(4,867,799)      $(10,061,405)
   Changes in operating assets and liabilities:
     Prepaid expenses ..............................        (899,289)          (147,012)
     Accounts payable ..............................              --          1,335,862
                                                         -----------       ------------

Net cash used by operating activities ..............      (5,767,088)        (8,872,555)

Cash flows from financing activities:
  Capital contributions ............................       5,767,088          9,000,000
                                                         -----------       ------------

Net increase in cash and cash equivalents. .........              --            127,445
Cash and cash equivalents at beginning of period....              --                 --
                                                         -----------       ------------
Cash and cash equivalents at end of period .........     $        --       $    127,445
                                                         ===========       ============

























The accompanying notes are an integral part of the combined financial statements.

                             ORAVAX MERIEUX CO. AND
                         MERIEUX ORAVAX CO. PARTNERSHIPS

                     NOTES TO COMBINED FINANCIAL STATEMENTS



A.   NATURE OF BUSINESS:

   A collaboration between Pasteur Merieux Serums & Vaccins S.A. ("PMsv"), a societe anonyme existing and organized under the laws of the Republic of France, and OraVax, Inc. ("OraVax"), a corporation existing and organized under the laws of the State of Delaware, was formed on March 31, 1995 (the "Collaboration").

   In accordance with the Master Agreement of the Collaboration (the "Agreement"), two partnerships, Merieux OraVax Co. and OraVax Merieux Co. (the "Partnerships") were formed. The Partnerships conduct all activities relative to the research, development, registration, commercialization, manufacturing, marketing, sales and distribution of immunotherapeutic and preventative vaccines against Helicobacter pylori infections in humans which use the urease protein or any of its sub-units as an antigen. The partnerships began operations on April 1, 1995. The two collaborators, OraVax and PMsv have established their intent to own the partnerships equally on an aggregated basis, to share expensed equally, and to share profits and losses equally. The capital contributions of each partner are determined by budgets established annually by committees on which each of the partners has equal representation and an equal vote. It is the intent of the partners to share such additional capital contributions equally.

   Merieux OraVax Co. is a French partnership whose partners are PMsv and OraVax JVM, Inc. ("OraVax JVM"), a wholly-owned subsidiary of OraVax. The term of the partnership is ninety-nine years. The initial interest of each partner in Merieux OraVax Co. is as follows:

                  PMsv..............49.9%
                  OraVax JVM........50.1%

   The second partnership comprising the Collaboration is OraVax Merieux Co., a Massachusetts general partnership, whose partners are OraVax JVM and Merieux American Holding, Inc. ("MAHI"), an affiliate of PMsv. The partners interests in OraVax Merieux Co. is as follows:

                  MAHI..............50.1%
                  OraVax JVM........49.9%

   While the partnership interests of the partners in each partnership are slightly different, the Collaboration has been structured with the intent of having all costs, capital, profits and losses shared equally by Merieux and OraVax (through their respective affiliates). As a matter of partnership accounting, the capital contributions shall be made equally, to be consistent with the respective partnership interests for each partner as set forth above.

   In the event of a default by a partner in the payment of capital contributions to fund at least 80% of its share of the operating budget, the Agreement calls for negotiation to resolve any disagreement. If the partners fail to negotiate a resolution of the issue, the partner which has paid its contribution shall take control of the partnership from the partner failing to have contributed its share. Except for such a default, it is the intent of the Collaboration that control remain equal between OraVax and PMsv.

   The partners of OraVax Merieux Co. and Merieux OraVax Co. have agreed to fund through the Partnerships the research and development, clinical and pharmaceutical development costs of the Collaboration as approved by its executive committee at least through December 1997.

                             ORAVAX MERIEUX CO. AND
                         MERIEUX ORAVAX CO. PARTNERSHIPS

            NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)





   The ultimate success of the Partnerships is dependent upon their ability to raise capital through partners' contributions, equity and debt placement, sale of product and interest income on invested capital. The Partnerships' capital requirements may change depending upon numerous factors, including progress of their research and development programs, time required to obtain regulatory approvals, resources the Partnerships devote to self-funded projects, proprietary manufacturing methods and advanced technologies and demand for the Partnerships' products, if and when approved.

   While management believes that additional capital will be available to fund operations, there can be no assurance that additional funds will be available when required, on terms acceptable to the Partnerships.

   The Partnerships are subject to risks common to entities in the biotechnology industry including, but not limited to, development by the Partnerships or their competitors of new technological innovations, dependence on key personnel, protection of proprietary technology and compliance with government regulations.

B.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Combination

   The combined financial statements include the accounts of OraVax Merieux Co. and Merieux OraVax Co. Intercompany transactions and balances have been eliminated in combination.

  Research and Development Costs

   Research and development costs are expensed as incurred.

  Income Taxes

   In conformity with the Internal Revenue Code and applicable state and local tax statutes, taxable income or loss of the Partnerships is required to be reported in the tax returns of the partners in accordance with the terms of the partnership agreements and, accordingly, no provision has been made in the accompanying financial statements for income taxes.

  Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             ORAVAX MERIEUX CO. AND
                         MERIEUX ORAVAX CO. PARTNERSHIPS

            Notes to Combined Financial Statements -- (continued)


C.   RELATED PARTY TRANSACTIONS

   The Partnerships entered into research and development contracts, with OraVax, Inc., the parent company of OraVax JVM and with PMsv, to perform contract research and development for the Partnerships. Funds transferred to OraVax for the period from inception through December 31, 1995 and the year ended December 31, 1996 were $5,767,088 and $6,642,015, respectively. Contract research and development performed by OraVax during the same periods were $4,867,799 and $6,595,003, respectively. Funds transferred to PMsv for the year ended December 31, 1996 were $2,357,985. Contract research and development performed by PMsv during the same period was $2,257,985.

    At December 31, 1995, prepaid expenses represented funds tranferred to OraVax in advance of performance under its research and development contracts. At December 31, 1996, prepaid expenses, representing funds tranferred to OraVax and PMsv in advance of performance under their research and development contracts, were $946,301 and $100,000, respectively. At December 31, 1996, accounts payable included liabilities to Oravax, PMsv and MAHI in the amounts of $750,000, $473,137 and $112,725, respectively.

D. COMMITMENTS AND CONTIGENCIES

    The Partnerships are party to research and license agreements with third parties for which noncancelable minimum future payments as of December 31st, 1996 were approximately $1,000,000. In addition, under these agreements the Company may pay milestones and/or royalties on future sales of specified products.