Form 10-Q
period 1997-03-31
ORAVAX INC /DE/
filed 1997-05-12
CIK 900122

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ======================
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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

                           Yes  X                 No
                               ---                   ---

Number of shares outstanding of each of the issuers class of common stock, as of latest practicable date.

           Class                                   Outstanding as of May 1, 1997
           -----                                   -----------------------------
Common Stock, $.001 par value                                9,986,211

          -------------------------------------------------------------

                                  ORAVAX, INC.

                                    FORM 10-Q
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                            PAGE


PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 1997
and December 31, 1996.....................................................     3

Condensed Consolidated Statements of Operations for the three months
ended March 31, 1997 and 1996.............................................     4

Condensed Consolidated Statements of Cash Flows for the
three months ended March 31, 1997 and 1996................................     5

Notes to Condensed Consolidated Financial Statements......................     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................     7

PART II.  OTHER INFORMATION...............................................    12

SIGNATURES................................................................    13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  ORAVAX, INC.

                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                           IN THOUSANDS EXCEPT SHARE DATA

                                                     ----------

                                                                       MARCH 31,           DECEMBER 31,
                                                                         1997                  1996
                                                                       ---------           ------------
ASSETS

Cash and cash equivalents                                              $  7,617              $ 14,916
Short-term investments                                                    8,706                 7,209
Receivable from joint venture                                             1,261                     -
Prepaid and other current assets                                            266                   230
                                                                       --------              --------

Total current assets                                                     17,850                22,355

Property and equipment, net                                               5,014                 5,454
Investment in and advances to joint venture                                 198                   619
Other assets                                                                288                   316
                                                                       --------              --------

Total assets                                                           $ 23,350              $ 28,744
                                                                       ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                  $  3,996              $  4,788
Deferred joint venture revenue                                              885                   946
Obligation under capital leases                                           1,586                 1,597
Obligation under installment debt                                           330                   330
                                                                       --------              --------

Total current liabilities                                                 6,797                 7,661

Obligation under capital leases, excluding current portion                1,299                 1,665
Installment debt, excluding current portion                               1,035                   994
                                                                       --------              --------

Total liabilities                                                         9,131                10,320

Stockholders' equity :
Common stock, $.001 par value; 25,000,000 shares
  authorized in 1997 and 1996; issued and outstanding
  9,985,625 and 9,975,821 shares in 1997 and 1996                            10                    10
Preferred stock, $.001 par value; 2,000,000 shares
  authorized; none issued or outstanding                                      -                     -
Additional paid-in capital                                               73,539                73,519
Deferred compensation                                                      (205)                 (223)
Accumulated deficit                                                     (59,125)              (54,882)
                                                                       --------              --------

Total stockholders' equity                                               14,219                18,424
                                                                       --------              --------

Total liabilities and stockholders' equity                             $ 23,350              $ 28,744
                                                                       ========              ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                   -----------

                                                  THREE MONTHS ENDED MARCH 31,
                                                     1997              1996
                                                  ----------       -----------

Revenue:
Collaborative research and
   development - related party                    $    1,862       $    1,571
Government grants                                        121              192
Interest                                                 235              310
                                                  ----------       ----------

                                                       2,218            2,073
                                                  ----------       ----------

Expenses:
Research and development                               3,691            5,280
General and administrative                               990              843
Interest                                                 123              139
                                                  ----------       ----------

                                                       4,804            6,262
                                                  ----------       ----------

Loss  from operations                                 (2,586)          (4,189)

Equity in operations of joint
   venture                                            (1,657)          (1,086)
                                                  ----------       ----------

Net loss                                          $   (4,243)      $   (5,275)
                                                  ==========       ==========

Net loss per common share and
   common equivalent                              $    (0.43)      $    (0.69)

Weighted average number of common
   and common equivalent shares
   outstanding                                     9,977,318        7,630,778








   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    IN THOUSANDS

                                                     ----------

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                            1997                  1996
                                                                          --------              --------
Cash flows from operating activities:
     Net loss from operations                                             $ (4,243)             $ (5,275)
     Adjustments to reconcile net loss from operations to net
        cash used in operating activities:
        Depreciation and amortization                                          553                   501
       Equity in operations of joint venture                                 1,657                 1,086
       Amortization of debt discount                                            41                     -
       Non-cash compensation                                                    18                    18
          Changes in operating assets and liabilities:
          Receivable from joint venture                                     (1,261)                    -
          Prepaid expenses and other current assets                            (36)                  (86)
          Other assets                                                          28                  (342)
Accounts payable and accrued expenses                                         (792)                1,160
Deferred revenue - related party                                               (61)                 (574)
                                                                          --------              --------

 Net cash provided by (used in) operating activities                        (4,096)               (3,512)
                                                                          --------              --------

     Cash flows from investing activities:
     Net purchases (sales)  of short-term investments                       (1,497)                4,935
     Expenditures for property and equipment                                  (113)                 (230)
     Proceeds from sale-leaseback of property and equipment                      -                   216
     Investment in joint venture                                            (1,236)                 (674)
                                                                          --------              --------

 Net cash provided by (used in) investing activities                        (2,846)                4,247
                                                                          --------              --------

     Cash flows from financing activities:
     Proceeds from stock issuances, net                                         20                    97
     Principal payments under capital lease obligations                       (377)                 (372)
     Principal payments of installment debt                                      -                  (613)
                                                                          --------              --------

Net cash provided by (used in) financing activities                           (357)                 (888)
                                                                          --------              --------

Net increase (decrease) in cash and cash equivalents                        (7,299)                 (153)

Cash and cash equivalents at beginning of period                            14,916                11,882
                                                                          --------              --------

Cash and cash equivalents at end of period                                $  7,617              $ 11,729
                                                                          ========              ========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 INFORMATION WITH RESPECT TO THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996 IS
                                   UNAUDITED.



1.       NATURE OF BUSINESS

    OraVax, Inc. (the "Company"), based in Cambridge, Massachusetts, is a biopharmaceutical company engaged in the discovery and development of innovative vaccines and antibody products to prevent or treat diseases which infect the human body at its mucosal linings. The Company has programs focused on Helicobacter pylori ( H. pylori), the cause of peptic ulcers and stomach cancer; respiratory syncytial virus (RSV), which causes viral pneumonia in infants; Clostridium difficile (C. difficile), which causes antibiotic-associated diarrhea and colitis in hospitalized and nursing home elderly; and Japanese Encephalitis (JE), a potentially fatal neurotropic viral infection.

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



2.       BASIS OF PRESENTATION

         The consolidated balance sheet as of March 31, 1997, and the consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1996 are unaudited, have been prepared on a basis substantially consistent with the audited financial statements, and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The preparation of interim financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. The results for the three months ended March 31, 1997 are not necessarily indicative of results for the entire year, although the Company expects to incur a significant loss for the year ending December 31, 1997. These interim financial statements should be read in conjunction with the annual consolidated financial statements included in the Company's annual report filed on Form 10-K for the year ended December 31, 1996.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

         Since its inception in 1990, the Company has been engaged in the discovery and development of innovative vaccines and antibody products to prevent or treat diseases which infect the human body at its mucosal linings.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1996

         The Company's total revenues increased to $2,218,000 in the three months ended March 31, 1997 from $2,073,000 in the three months ended March 31, 1996. In the three months ended March 31, 1997, the Company's revenues consisted of $1,862,000 of collaborative research revenues earned under the Company's collaboration (the "Joint Venture") with Pasteur Merieux Serums & Vaccins S.A. ("Merieux"), $121,000 from government grants and $235,000 in interest earned on invested funds. In the three months ended March 31, 1996, the Company's revenues consisted of $1,571,000 of collaborative research revenues earned under the Joint Venture, $192,000 from government grants and $310,000 in interest earned on invested funds. Expansion of the H. pylori program under the Company's Joint Venture accounted for the increase in collaborative research revenues.

         The Company's total costs and expenses decreased to $4,804,000 in the three months ended March 31, 1997 from $6,262,000 in the three months ended March 31, 1996. Research and development expenses decreased 30% to $3,691,000 in the three months ended March 31, 1997 from $5,280,000 in the three months ended March 31, 1996. Significant contributors to the Company's research and development expenses during the first quarter of 1996 included conducting Phase 2 clinical trials under both its H. pylori and RSV programs and production of necessary supplies of clinical materials for its Phase 3 clinical trials under its RSV program. Similar expenses were not incurred in the first quarter of 1997 other than the costs of statistical analysis of the results of clinical trials conducted during 1996. The 17% increase in general and administrative expenses to $990,000 in the three months ended March 31, 1997 from $843,000 in the three months ended March 31, 1996 principally reflects the addition of investor relations and marketing functions to the organization subsequent to the first quarter of 1996. Interest expense decreased to $123,000 in the three months ended March 31, 1997 from $139,000 in the three months ended March 31, 1996.

         The Company accounts for its investment in the Joint Venture Partnerships under the equity method of accounting. Accordingly, the Company recorded its $1,657,000 and $1,086,000 share of the Joint Venture Partnerships' losses in the first quarter of 1997 and 1996, respectively. The increased loss resulted from the expansion of the Joint Venture's H. pylori program.

         The Company incurred a net loss of $4,243,000 in the three months ended March 31, 1997 compared to a net loss of $5,275,000 in the three months ended March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's aggregate cash and investments were $16,323,000 at March 31, 1997, a decrease of $5,802,000 since December 31, 1996. Cash used by operations during the three months ended March 31, 1997, principally to support research and development, was $4,096,000. The Company expended $113,000 for property and equipment, and repaid $377,000 of its capital lease obligations during the period. In addition, the Company invested $1,236,000 in the Joint Venture Partnerships.

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

     The Company plans to finance these cash needs in the near term principally through its existing cash reserves, together with interest earned thereon, revenues, payments and reimbursements under the Company's Joint Venture with Merieux and facilities and equipment financing. Based upon current plans, which follow a reduction in the Company's workforce of approximately 25% in April 1997 and which exclude any expenditures for conduct of additional clinical trials under its HNK20 program, the Company believes its capital resources, together with interest earned thereon, will be sufficient to meet the Company's operating expenses and capital requirements into the second quarter of 1998. The Company will require additional funds, preferably from a collaborative partner, to conduct additional clinical trials under its HNK20 program. Moreover, changes in the Company's research and development plans or other events affecting the Company's operations may result in accelerated or unexpected expenditures. In addition, the Company will need substantial additional capital to fund its operations for the manufacturing and marketing of any of its successful product candidates. The Company intends to seek additional funding through public or private financing or collaborative or other arrangements with corporate partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any of these sources, or if available, will be available on terms satisfactory to the Company. The Company's inability to obtain needed funding on satisfactory terms may require the Company to delay, curtail or eliminate one or more of its planned product development programs, scale back its planned manufacturing operations or enter into collaborative arrangements that may require the Company to issue additional equity or relinquish rights to certain technologies or product candidates that the Company would not otherwise issue or relinquish.

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

     FUTURE CAPITAL NEEDS. In addition, the Company will require substantial additional funds in order to continue its research and development programs, preclinical and clinical testing of its product candidates and to conduct full scale manufacturing and marketing of any pharmaceutical products that may be developed. The Company's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the purchase of additional facilities and capital equipment. Based upon its current plans, the Company believes that it has sufficient funds to fund the Company's operating expenses and meet its capital requirements into the second quarter of 1998. There can be no assurance, however, that changes in the Company's research and development plans, acquisitions or other events affecting the Company's operations will not result in accelerated or unexpected expenditures. Thereafter, the Company will need to raise substantial additional capital to fund its operations. There can be no assurance, however, that additional financing will be available, or if available, will be available on acceptable or affordable terms.

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

                  Not Applicable

      ITEM 5.     Other Information

                  Not Applicable

      ITEM 6.     Exhibits and Reports on Form 8-K

                           (a)     Exhibits

                                   None

                           (b)     Reports on Form 8-K

                                   No reports on Form 8-K were filed during the quarter ended March 31, 1996.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OraVax, Inc.



         Date:     May X, 1997
              ---------------------        -------------------------------------
                                           Lance K. Gordon
                                           President and Chief Executive Officer



         Date:     May X, 1997
              ----------------------       -------------------------------------
                                           Keith S. Ehrlich
                                           Vice President, Finance and
                                           Administration and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)