Form 10-Q
period 1997-06-30
ORAVAX INC /DE/
filed 1997-08-14
CIK 900122

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              =====================
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                                        OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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

                           YES  X                   NO
                              -----                   -----

NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASS OF COMMON STOCK, AS OF LATEST PRACTICABLE DATE.

           CLASS                                OUTSTANDING AS OF JULY 31, 1997
-----------------------------                   -------------------------------

COMMON STOCK, $.001 PAR VALUE                              10,052,056


        ----------------------------------------------------------------

                                  ORAVAX, INC.

                                    FORM 10-Q
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                          PAGE
                                                                          ----

PART 1.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1997
and December 31, 1996..................................................      3

Condensed Consolidated Statements of Operations for the three
and six months ended June 30, 1997 and 1996............................      4

Condensed Consolidated Statements of Cash Flows for the
six months ended June 30, 1997 and 1996................................      5

Notes to Condensed Consolidated Financial Statements...................      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................      7

PART II.  OTHER INFORMATION............................................     12
---------------------------

SIGNATURES.............................................................     14

PART I.  FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS
-------
                                  ORAVAX, INC.

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                           IN THOUSANDS EXCEPT SHARE DATA

                                                     ----------

                                                                                JUNE 30,            DECEMBER 31,
                                                                                  1997                  1996
                                                                                --------            ------------
ASSETS

Cash and cash equivalents                                                       $ 12,113              $ 14,916
Short-term investments                                                             1,188                 7,209
Prepaid and other current assets                                                     234                   230
                                                                                --------              --------

Total current assets                                                              13,535                22,355

Property and equipment, net                                                        4,479                 5,454
Investment in and advances to joint venture                                          292                   619
Other assets                                                                         289                   316
                                                                                --------              --------

Total assets                                                                    $ 18,595              $ 28,744
                                                                                ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                           $  3,747              $  4,788
Deferred joint venture revenue                                                       473                   946
Obligation under capital leases                                                    1,541                 1,597
Obligation under installment debt                                                    330                   330
                                                                                --------              --------

Total current liabilities                                                          6,091                 7,661

Obligation under capital leases, excluding current portion                           934                 1,665
Installment debt, excluding current portion                                        1,076                   994
                                                                                --------              --------

Total liabilities                                                                  8,101                10,320

Stockholders' equity :
Preferred stock, $.001 par value; 2,000,000 shares
   authorized; none issued or outstanding                                              -                     -
Common stock, $.001 par value; 25,000,000 shares
   authorized in 1997 and 1996; issued and outstanding
   10,052,056 and 9,975,821 shares in 1997 and 1996                                   10                    10
                                                                                  73,565                73,519
Additional paid-in capital
Deferred compensation                                                               (124)                 (223)
Accumulated deficit                                                              (62,957)              (54,882)
                                                                                --------              --------

Total stockholders' equity                                                        10,494                18,424
                                                                                --------              --------

Total liabilities and stockholders' equity                                      $ 18,595              $ 28,744
                                                                                ========              ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                    -----------

                                                 THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                   1997               1996               1997               1996
                                                ----------         ----------         ----------         ----------

Revenue:
Collaborative research and
   development - related party                  $    1,850         $    1,703         $    3,712         $    3,274
Government grants                                       81                176                202                368
Interest                                               199                254                434                564
                                                ----------         ----------         ----------         ----------

                                                     2,130              2,133              4,348              4,206
                                                ----------         ----------         ----------         ----------

Expenses:
Research and development                             3,485              6,269              7,176             11,549
General and administrative                             849                976              1,839              1,819
Interest                                               114                133                237                272
                                                ----------         ----------         ----------         ----------

                                                     4,448              7,378              9,252             13,640
                                                ----------         ----------         ----------         ----------

Loss  from operations                               (2,318)            (5,245)            (4,904)            (9,434)

Equity in operations of joint
   venture                                          (1,514)            (1,153)            (3,171)            (2,239)
                                                ----------         ----------         ----------         ----------

Net loss                                        $   (3,832)        $   (6,398)        $   (8,075)        $  (11,673)
                                                ==========         ==========         ==========         ==========

Net loss per common share and
   common equivalent                            $    (0.38)        $    (0.84)        $    (0.81)        $    (1.53)

Weighted average number of common
   and common equivalent shares
   outstanding                                   9,988,768          7,643,602          9,984,637          7,637,302








    The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    IN THOUSANDS

                                                     ----------

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                 1997                  1996
                                                                                -------              --------
Cash flows from operating activities:
     Net loss from operations                                                   $(8,075)             $(11,673)
     Adjustments to reconcile net loss from operations to net
        cash used in operating activities:
        Depreciation and amortization                                             1,117                 1,027
        Equity in operations of joint venture                                     3,171                 2,239
        Amortization of debt discount                                                82                     -
        Non-cash compensation                                                        76                    36
        Changes in operating assets and liabilities:
          Prepaid expenses and other current assets                                  (4)                   27
          Other assets                                                               27                  (708)
          Accounts payable and accrued expenses                                  (1,041)                3,329
          Deferred revenue - related party                                         (473)                  (60)
                                                                                -------              --------

 Net cash used in operating activities                                           (5,120)               (5,783)
                                                                                -------              --------

     Cash flows from investing activities:
     Net purchases (sales)  of short-term investments                             6,021                13,745
     Expenditures for property and equipment                                       (142)               (1,068)
     Proceeds from sale-leaseback of property and equipment                        --                     408
     Investment in joint venture                                                 (2,844)               (2,251)
                                                                                -------              --------

 Net cash provided by investing activities                                        3,035                10,834
                                                                                -------              --------

     Cash flows from financing activities:
     Proceeds from stock issuances, net                                              69                   100
     Principal payments under capital lease obligations                            (787)                 (793)
     Principal payments of installment debt                                           -                  (576)
                                                                                -------              --------

Net cash used in financing activities                                              (718)               (1,269)
                                                                                -------              --------

Net increase (decrease) in cash and cash equivalents                             (2,803)                3,782

Cash and cash equivalents at beginning of period                                 14,916                11,882
                                                                                -------              --------

Cash and cash equivalents at end of period                                      $12,113              $ 15,664
                                                                                =======              ========



    The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  INFORMATION WITH RESPECT TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND
                               1996 IS UNAUDITED.



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

         The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, competition, dependence on key personnel, protection of proprietary technology and compliance with government regulations.



2.       BASIS OF PRESENTATION

         The condensed consolidated balance sheet as of June 30, 1997, and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 1997 and 1996 are unaudited, have been prepared on a basis substantially consistent with the audited financial statements, and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The preparation of interim financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. The results for the six months ended June 30, 1997 are not necessarily indicative of results for the entire year, although the Company expects to incur a significant loss for the year ending December 31, 1997. These interim financial statements should be read in conjunction with the annual consolidated financial statements included in the Company's annual report filed on Form 10-K for the year ended December 31, 1996.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

         The Company's total revenues were $2,130,000 in the three months ended June 30, 1997 as compared to $2,133,000 in the three months ended June 30, 1996. In the three months ended June 30, 1997, the Company's revenues consisted of $1,850,000 of collaborative research revenues earned under the Company's collaboration (the "Joint Venture") with Pasteur Merieux Connaught ("PMC"), $81,000 from government grants and $199,000 in interest earned on invested funds. In the three months ended June 30, 1996, the Company's revenues consisted of $1,703,000 of collaborative research revenues earned under the Joint Venture, $176,000 from government grants and $254,000 in interest earned on invested funds.

         The Company's total costs and expenses decreased to $4,448,000 in the three months ended June 30, 1997 from $7,378,000 in the three months ended June 30, 1996. Research and development expenses decreased 44% to $3,485,000 in the three months ended June 30, 1997 from $6,269,000 in the three months ended June 30, 1996. Significant contributors to the Company's research and development expenses during the second quarter of 1996 included conducting a Phase II clinical trial under its H. pylori program and a Phase III clinical trial under its RSV program. Similar expenses were not incurred in the second quarter of 1997 other than the costs of statistical analysis of the results of the Phase III clinical trial, and the Company reduced its workforce by approximately 25% in early April 1997. General and administrative expenses decreased 13% to $849,000 in three months ended June 30, 1997 from $976,000 in the three months ended June 30, 1996. This decrease was attributable principally to reduced patent costs, together with decreases in travel, marketing and other expenses in connection with the Company's reduction of its workforce. Interest expense decreased to $114,000 in the three months ended June 30, 1997 from $133,000 in the three months ended June 30, 1996.

         The Company accounts for its investment in the Joint Venture under the equity method of accounting. Accordingly, the Company recorded its $1,514,000 and $1,153,000 share of the Joint

Venture's losses in the second quarter of 1997 and 1996, respectively. The increased loss was principally attributable to increased budgeted activities of the Joint Venture in 1997 as compared with 1996.

         The Company incurred a net loss of $3,832,000 in the three months ended June 30, 1997 compared to a net loss of $6,398,000 in the three months ended June 30, 1996.

    SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

         The Company's total revenues increased to $4,348,000 in the six months ended June 30, 1997 from $4,206,000 in the six months ended June 30, 1996. In the six months ended June 30, 1997, the Company's revenues consisted of $3,712,000 of collaborative research revenues earned under the Company's Joint Venture with PMC, $202,000 from government grants and $434,000 in interest earned on invested funds. In the six months ended June 30, 1996, the Company's revenues consisted of $3,274,000 of collaborative research revenues earned under the Joint Venture, $368,000 from government grants and $564,000 in interest earned on invested funds.

         The Company's total costs and expenses decreased to $9,252,000 in the six months ended June 30, 1997 from $13,640,000 in the six months ended June 30, 1996. Research and development expenses decreased 38% to $7,176,000 in the six months ended June 30, 1997 from $11,549,000 in the six months ended June 30, 1996. Significant contributors to the Company's research and development expenses during the first half of 1996 included conducting a Phase II clinical trial under its H. pylori program and a Phase III clinical trial under its RSV program and production of necessary supplies of clinical materials for its Phase III clinical trial. Similar expenses were not incurred in the first half of 1997 other than the costs of statistical analysis of the results of the Phase III clinical trial, and the Company reduced its workforce by approximately 25% in early April 1997. General and administrative expenses increased 1% to $1,839,000 in the six months ended June 30, 1997 from $1,819,000 in the six months ended June 30, 1996 as decreased expenses associated with the workforce reduction in the second quarter of 1997 offset increases which had occurred in the first quarter of 1997 as compared to the same period in 1996. Interest expense decreased to $237,000 in the six months ended June 30, 1997 from $272,000 in the six months ended June 30, 1996.

         The Company recorded its $3,171,000 and $2,239,000 share of the Joint Venture's losses during the six months ended June 30, 1997 and 1996, respectively. The increased loss was principally attributable to increased budgeted activities of the Joint Venture in 1997 as compared with 1996.

         The Company incurred a net loss of $8,075,000 in the six months ended June 30, 1997 compared to a net loss of $11,673,000 in the six months ended June 30, 1996.

NEW ACCOUNTING PRONOUNCEMENTS

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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) which is effective for fiscal years ending after December 15, 1997. SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) which is effective for fiscal years ending after December 15, 1997. SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosure therein. The Company will adopt SFAS 131 for the fiscal year ending December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's aggregate cash and investments were $13,301,000 at June 30, 1997, a decrease of $8,824,000 since December 31, 1996. Net cash used by operations during the six months ended June 30, 1997, principally to support research and development, was $5,120,000. The Company expended $142,000 for property and equipment, and repaid $787,000 of its capital lease obligations during the period. In addition, the Company invested $2,844,000 in the Joint Venture.

         Since inception, the Company's cash expenditures have exceeded its revenues. Operations have been funded principally through public and private placements of equity securities, equipment lease financing, revenues from the Company's Joint Venture with PMC, government grants and interest income. The Company's future capital requirements will depend on many factors, including, but not limited to, the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the funding of the Company's share of the expenses of the Joint Venture or similar arrangements, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the acquisition of additional facilities and capital equipment.

     The Company plans to finance these cash needs in the near term principally through its existing cash reserves, together with interest earned thereon, revenues, payments and reimbursements under the Company's Joint Venture with PMC and facilities and equipment financing. Based upon current plans, which followed a reduction in the Company's workforce of approximately 25% in April 1997 and which exclude any expenditures for conduct of additional clinical trials under its RSV program, the Company believes its capital resources, together with interest earned thereon, will be sufficient to meet the Company's operating expenses and capital requirements into the second quarter of 1998. The Company will require additional funds, preferably from a collaborative partner, to conduct additional clinical trials under its RSV program. Moreover, changes in the Company's research and development plans or other events affecting the Company's operations may result in accelerated or unexpected expenditures. In addition, the Company will need substantial additional capital to fund its operations for the manufacturing and marketing of its successful product candidates, if any. The Company intends to seek additional funding through public or private financing or collaborative or other arrangements with corporate partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any of these sources, or if available, will be available on terms satisfactory to the Company. The Company's inability to obtain needed funding on satisfactory terms would require the Company to delay, curtail or eliminate one or more of its planned product development programs, scale back its planned manufacturing operations or enter into collaborative arrangements that may require the Company to issue additional equity or relinquish rights to certain technologies or product candidates that the Company would not otherwise issue or relinquish.

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

     FUTURE CAPITAL NEEDS. In addition, the Company will require substantial additional funds in order to continue its research and development programs, preclinical and clinical testing of its product candidates and to conduct full scale manufacturing and marketing of any pharmaceutical products that may be developed. The Company's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the purchase of additional facilities and capital equipment. Based upon its current plans, the Company believes that its capital resources, together with interest earned thereon, will be sufficient to meet the Company's operating expenses and meet its capital requirements into the second quarter of 1998. There can be no assurance, however, that changes in the Company's research and development plans, acquisitions or other events affecting the Company's operations will not result in accelerated or unexpected expenditures. Thereafter, the Company will need to raise substantial additional capital to fund its operations. There can be no assurance, however, that additional financing will be available, or if available, will be available on acceptable or affordable terms.

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

                           Not Applicable

         ITEM 3.           Default Upon Senior Securities

                           Not Applicable

         ITEM 4.           Submission of Matters to a Vote of Securities Holders

                           The Company held its Annual Meeting of Stockholders on July 8, 1997. At this meeting, the stockholders of the Company :

                           1. Elected C. Boyd Clarke (by a vote of 6,709,869 shares of common stock in favor and 48,117 shares of common stock withheld) and Allen Misher (by a vote of 6,711,234 shares of common stock in favor and 46,752 shares of common stock withheld) to serve as Class II Directors of the Company until the 2000 Annual Meeting of Stockholders; and

                           2. Approved an amendment to the Company's 1995 Stock Option Plan (by a vote of 2,474,892 shares of common stock in favor, 1,781,946 shares of common stock against and 8,475 shares of common stock abstaining; there were 2,492,673 broker non-votes with respect to this matter) providing for an increase from 300,000 to 1,300,000 in the number of shares reserved for issuance; and

                           3. Ratified the selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1997 (by a vote of 6,742,072 shares of common stock in favor, 5,454 shares of common stock against and 10,460 shares of common stock abstaining; there were no broker non-votes with respect to this matter).

         ITEM 5.           Other Information

                           Not Applicable

         ITEM 6.           Exhibits and Reports on Form 8-K

                                    (a)     Exhibits

                                            None

                                    (b)     Reports on Form 8-K

                                            During the quarterly period ended
                                            June 30, 1997, the Company filed a
                                            Current Report on Form 8-K dated
                                            April 2, 1997 relating to the
                                            declaration by the Company's Board
                                            of Directors of a dividend of one
                                            preferred stock purchase right for
                                            each outstanding share of the
                                            Company's Common Stock to
                                            stockholders of record at the close
                                            of business on April 15, 1997.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          OraVax, Inc.



         Date:  August 14, 1997       /s/ LANCE K. GORDON
              -------------------     ------------------------------------------
                                          Lance K. Gordon
                                          President and Chief Executive Officer



         Date:  August 14, 1997       /s/ KEITH S. EHRLICH
              -------------------     ------------------------------------------
                                          Keith S. Ehrlich
                                          Vice President, Finance and
                                          Administration and Chief Financial
                                          Officer (Principal Financial and
                                          Accounting Officer)