Form 10-Q
period 1997-09-30
ORAVAX INC /DE/
filed 1997-11-12
CIK 900122

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                        YES   X           NO
                            -----            -----

NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASS OF COMMON STOCK, AS OF LATEST PRACTICABLE DATE.

         CLASS                               OUTSTANDING AS OF OCTOBER 31, 1997
         -----                               ----------------------------------

COMMON STOCK, $.001 PAR VALUE                              10,080,820

                                  ORAVAX, INC.

                                    FORM 10-Q
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                           PAGE

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 1997
and December 31, 1996...................................................     3

Condensed Consolidated Statements of Operations for the three and
nine months ended September 30, 1997 and 1996...........................     4

Condensed Consolidated Statements of Cash Flows for the
nine months ended September 30, 1997 and 1996...........................     5

Notes to Condensed Consolidated Financial Statements....................     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................     7

PART II.  OTHER INFORMATION.............................................    14

SIGNATURES..............................................................    15

PART I.  FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                                  ORAVAX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         IN THOUSANDS EXCEPT SHARE DATA

                                   ----------

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                   1997            1996
                                                                   ----            ----
ASSETS

Cash and cash equivalents                                       $  6,625        $ 14,916
Short-term investments                                             2,985           7,209
Prepaid and other current assets                                     140             230
                                                                --------        --------

Total current assets                                               9,750          22,355

Property and equipment, net                                        3,977           5,454
Investment in and advances to joint venture                          322             619
Other assets                                                         288             316
                                                                --------        --------

Total assets                                                    $ 14,337        $ 28,744
                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                           $  4,022        $  4,788
Deferred joint venture revenue                                       473             946
Obligation under capital leases                                    1,522           1,597
Obligation under installment debt                                      -             330
                                                                --------        --------

Total current liabilities                                          6,017           7,661

Obligation under capital leases, excluding current portion           580           1,665
Installment debt, excluding current portion                        1,109             994
                                                                --------        --------

Total liabilities                                                  7,706          10,320

Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares
  authorized; none issued or outstanding                               -               -
Common stock, $.001 par value; 25,000,000 shares
  authorized in 1997 and 1996; issued and outstanding
  10,080,820 and 9,956,760 shares in 1997 and 1996                    10              10

Additional paid-in capital                                        73,631          73,519
Deferred compensation                                               (109)           (223)
Accumulated deficit                                              (66,901)        (54,882)
                                                                --------        --------

Total stockholders' equity                                         6,631          18,424
                                                                --------        --------

Total liabilities and stockholders' equity                      $ 14,337        $ 28,744
                                                                ========        ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                   -----------

                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 SEPTEMBER 30,                    SEPTEMBER 30,

                                              1997          1996                1997          1996
                                              ----          ----                ----          ----
Revenue:
Collaborative research and
  development - related party               $ 1,869       $ 1,627            $  5,581       $  4,901
Grants and other revenue                        141           378                 343            746
Interest                                        140           396                 574            960
                                            -------       -------            --------       --------

                                              2,150         2,401               6,498          6,607
                                            -------       -------            --------       --------

Expenses:
Research and development                      3,787         5,173              10,963         16,722
General and administrative                      776           978               2,615          2,797
Interest                                         94           128                 331            400
                                            -------       -------            --------       --------

                                              4,657         6,279              13,909         19,919
                                            -------       -------            --------       --------

Loss  from operations                        (2,507)       (3,878)             (7,411)       (13,312)

Equity in operations of joint
  venture                                    (1,437)       (1,254)             (4,608)        (3,493)
                                            -------       -------            --------       --------

Net loss                                    $(3,944)      $(5,132)           $(12,019)      $(16,805)
                                            =======       =======            ========       ========

Net loss per common share and
  common equivalent                         $ (0.39)      $ (0.52)           $  (1.20)      $  (2.00)

Weighted average number of common
  and common equivalent shares
  outstanding                            10,052,414     9,943,896          10,007,475      8,403,198



    The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS

                                   ----------

                                                                   Nine Months Ended
                                                                      September 30,
                                                                  1997            1996
                                                                  ----            ----
Cash flows from operating activities:
  Net loss from operations                                      $(12,019)      $(16,805)
  Adjustments to reconcile net loss from operations to net
   cash used in operating activities:
    Depreciation and amortization                                  1,671          1,534
    Equity in operations of joint venture                          4,608          3,493
    Amortization of debt discount                                    115              -
    Non-cash compensation                                             91             54
    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                       90             14
      Other assets                                                    28           (259)
      Accounts payable and accrued expenses                         (766)         2,680
      Deferred revenue - related party                              (473)           (26)
                                                                --------       --------

Net cash used in operating activities                             (6,655)        (9,315)
                                                                --------       --------
  Cash flows from investing activities:
  Net (purchases) sales of short-term investments                  4,224          7,413
  Expenditures for property and equipment                           (194)        (1,255)
  Proceeds from sale-leaseback of property and equipment               -            408
  Investment in and advances to joint venture                     (4,311)        (3,377)
                                                                --------       --------

Net cash provided by (used in) investing activities                 (281)         3,189
                                                                --------       --------
  Cash flows from financing activities:
  Proceeds from stock issuances, net                                 135         15,362
  Principal payments under capital lease obligations              (1,160)        (1,144)
  Principal payments of installment debt                            (330)          (538)
                                                                --------       --------

Net cash provided by (used in) financing activities               (1,355)        13,680
                                                                --------       --------

Net increase (decrease) in cash and cash equivalents              (8,291)         7,554

Cash and cash equivalents at beginning of period                  14,916         11,882
                                                                --------       --------

Cash and cash equivalents at end of period                      $  6,625       $ 19,436
                                                                ========       ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              INFORMATION WITH RESPECT TO THE THREE AND NINE MONTHS
                 ENDED SEPTEMBER 30, 1997 AND 1996 IS UNAUDITED.



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


2.   BASIS OF PRESENTATION

     The condensed consolidated balance sheet as of September 30, 1997, and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 1997 and 1996 are unaudited, have been prepared on a basis substantially consistent with the audited financial statements, and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The preparation of interim financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. The results for the nine months ended September 30, 1997 are not necessarily indicative of results for the entire year, although the Company expects to incur a significant loss for the year ending December 31, 1997. These interim financial statements should be read in conjunction with the annual consolidated financial statements included in the Company's annual report filed on Form 10-K for the year ended December 31, 1996.

3.   ARILVAX(TM) MARKETING AND DISTRIBUTION AGREEMENT

     In September, 1997 the Company was selected by Evans Medical Limited (Evans), a Medeva PLC group company, as the exclusive marketer and distributor of Evans' live-attenuated yellow fever vaccine, Arilvax(R), in the United States. The Company also agreed to work with Evans to introduce the vaccine into other international markets. Yellow fever is an acute mosquito-borne infection causing hemorrhage, liver and kidney failure resulting in death in 20 to 50 percent of those affected.

     Under the terms of the agreement, the Company will conduct clinical studies necessary for U.S. registration of the vaccine and will market and distribute the product to both civilian and military groups in the U.S. Arilvax(R) is currently marketed by Evans in Europe and selected Asian markets. Evans will fund all costs associated with the agreed-upon clinical trials and with securing regulatory approval in the U.S. Based on the established performance of Arilvax(R) in other markets and discussions with the FDA, Evans anticipates submitting a U.S. product license application(PLA) in 1998. The Company does not anticipate incurring any material net expenditures under this agreement until 1999 at which time, assuming a U.S. PLA is filed, it would expect to incur premarketing and predistribution costs.




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

RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

     The Company's total revenues decreased to $2,150,000 in the three months ended September 30, 1997 as from $2,401,000 in the three months ended September 30, 1996. In the three months ended September 30, 1997, the Company's revenues consisted of $1,869,000 of collaborative research revenues earned under the Company's collaboration (the "Joint Venture") with Pasteur Merieux Connaught ("PMC"), $141,000 from government grants and an annual license maintenance fee earned in connection with sublicensing its Cag A antigen for use in diagnostic tests, and $140,000 in interest earned on invested funds. In the three months ended September 30, 1996, the Company's revenues consisted of $1,627,000 of collaborative research revenues earned under the Joint Venture, $378,000 from government grants and an initial license fee earned in connection with sublicensing its Cag A antigen, and $396,000 in interest earned on invested funds.

     The Company's total costs and expenses decreased to $4,657,000 in the three months ended September 30, 1997 from $6,279,000 in the three months ended September 30, 1996. Research and development expenses decreased 27% to $3,787,000 in the three months ended September 30, 1997 from $5,173,000 in the three months ended September 30, 1996. Significant contributors to the Company's research and development expenses during the third quarter of 1996 included conducting a Phase II clinical trial under its H. pylori program and a Phase III clinical trial under its RSV program. Similar expenses were not incurred in the third quarter of 1997, but were offset in part by further limited clinical development of RSV. In addition, the Company reduced its workforce by approximately 25% in early April 1997. General and administrative expenses decreased 21% to $776,000 in the three months ended September 30, 1997 from $978,000 in the three months ended September 30, 1996. This decrease was attributable principally to reduced patent costs, together with decreases in marketing and other expenses in connection with the Company's reduction of its workforce by approximately 25% in early April 1997. Interest expense decreased to $94,000 in the three months ended September 30, 1997 from $128,000 in the three months ended September 30, 1996.

     The Company accounts for its investment in the Joint Venture under the equity method of accounting. Accordingly, the Company recorded its $1,437,000 and $1,254,000 share of the Joint Venture's losses in the third quarter of 1997 and 1996, respectively. The increased loss was principally attributable to increased budgeted activities, for research and development, of the Joint Venture in 1997 as compared with 1996.

     The Company incurred a net loss of $3,944,000 in the three months ended September 30, 1997 compared to a net loss of $5,132,000 in the three months ended September 30, 1996.


   NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

     The Company's total revenues decreased to $6,498,000 in the nine months ended September 30, 1997 from $6,607,000 in the nine months ended September 30, 1996. In the nine months ended September 30, 1997, the Company's revenues consisted of $5,581,000 of collaborative research revenues earned under the Company's Joint Venture with PMC, $343,000 from government grants and an annual license maintenance fee earned in connection with sublicensing its Cag A antigen for use in diagnostic tests, and $574,000 in interest earned on invested funds. In the nine months ended September 30, 1996, the Company's revenues consisted of $4,901,000 of collaborative research revenues earned under the Joint Venture, $746,000 from government grants and an initial license fee earned in connection with sublicensing its Cag A antigen, and $960,000 in interest earned on invested funds.

     The Company's total costs and expenses decreased to $13,909,000 in the nine months ended September 30, 1997 from $19,919,000 in the nine months ended September 30, 1996. Research and development expenses decreased 34% to $10,963,000 in the nine months ended September 30, 1997 from $16,722,000 in the nine months ended September 30, 1996. Significant contributors to the Company's research and development expenses during the first nine months of 1996 included conducting a Phase II clinical trial under its H. pylori program and a Phase III clinical trial under its RSV program, and production of necessary supplies of clinical materials for its Phase III clinical trial. Similar expenses were not incurred in the first nine months of 1997 other than the costs of statistical analysis of the results of the Phase III clinical trial during the first six months of the year offset by further limited clinical development of RSV in the three months ended September 30, 1997. In addition, the Company reduced its workforce by approximately 25% in early April 1997. General and administrative expenses decreased 7% to $2,615,000 in the nine months ended September 30, 1997 from $2,797,000 in the nine months ended September 30, 1996 as decreased expenses associated with the workforce reduction in the second quarter of 1997 offset increases which had occurred in the first quarter of 1997 as compared to the same period in 1996. Interest expense decreased to $331,000 in the nine months ended September 30, 1997 from $400,000 in the nine months ended September 30, 1996.

     The Company recorded its $4,608,000 and $3,493,000 share of the Joint Venture's losses during the nine months ended September 30, 1997 and 1996, respectively. The increased loss was principally attributable to increased budgeted activities, for research and development, of the Joint Venture in 1997 as compared with 1996.

     The Company incurred a net loss of $12,019,000 in the nine months ended September 30, 1997 compared to a net loss of $16,805,000 in the nine months ended September 30, 1996.



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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130) which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998.

     In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) which is effective for fiscal years beginning after December 15, 1997. SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosure therein. The Company will adopt SFAS 131 for the fiscal year ending December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's aggregate cash and investments were $9,610,000 at September 30, 1997, a decrease of $12,515,000 since December 31, 1996. Net cash used by operations during the nine months ended September 30, 1997, principally to support research and development, was $6,655,000. The Company expended $194,000 for property and equipment, repaid $1,160,000 of its capital lease obligations, and repaid $330,000 of its installment debt, net of accrued interest, during the nine months ended September 30, 1997. In addition, the Company invested $4,311,000 in the Joint Venture.

   In September, 1997 the Company was selected by Evans Medical Limited (Evans), a Medeva PLC group company, as the exclusive marketer and distributor of Evans' live-attenuated yellow fever vaccine, Arilvax(R), in the United States. The Company also agreed to work with Evans to introduce the vaccine into other international markets.

   Under the terms of the agreement, the Company will conduct clinical studies necessary for U.S. registration of the vaccine and will market and distribute the product to both civilian and military groups in the U.S. Arilvax(R) is currently marketed by Evans in Europe and selected Asian markets. Evans will fund all costs associated with the agreed-upon clinical trials and with securing regulatory approval in the U.S. Based on the established performance of Arilvax(R) in other markets and discussions with the FDA, Evans anticipates submitting a U.S. product license application (PLA) in 1998. The Company does not anticipate incurring any material net expenditures under this agreement until 1999 at which time, assuming a U.S. PLA is filed, it would expect to incur premarketing and predistribution costs.

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

   The Company plans to finance these cash needs in the near term principally through its existing cash reserves, together with interest earned thereon, revenues, payments and reimbursements under the Company's Joint Venture with PMC and facilities and equipment financing. Based upon current plans, which followed a reduction in the Company's workforce of approximately 25% in April 1997 and which exclude any expenditures for the manufacturing of clinical supplies for the conduct of additional clinical trials under its RSV program, the Company believes its capital resources, together with interest earned thereon, will be sufficient to meet the Company's operating expenses and capital requirements into the second quarter of 1998. The Company will require additional funds, preferably from a collaborative partner, to manufacture clinical supplies for the conduct of additional clinical trials under its RSV program. Moreover, changes in the Company's research and development plans or other events affecting the Company's operations may result in accelerated or unexpected expenditures. In addition, the Company will need substantial additional capital to fund its operations for the manufacturing and marketing of its successful product candidates, if any. The Company intends to seek additional funding through public or private financing or collaborative or other arrangements with corporate partners. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any of these sources, or if available, will be available on terms satisfactory to the Company. The Company's inability to obtain needed funding on satisfactory terms would require the Company to delay, curtail or eliminate one or more of its planned product development programs, scale back its planned manufacturing operations or enter into collaborative arrangements that may require the Company to issue additional equity or relinquish rights to certain technologies or product candidates that the Company would not otherwise issue or relinquish.

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

               Not Applicable

     ITEM 5.   Other Information

               Not Applicable

     ITEM 6.   Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  (b)  Reports on Form 8-K

                       No reports on Form 8-K were filed during the quarter ended September 30, 1997.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OraVax, Inc.



     Date: November XX, 1997
          --------------------             -------------------------------------
                                           Lance K. Gordon
                                           President and Chief Executive Officer



     Date: November XX, 1997
          --------------------             -------------------------------------
                                           Keith S. Ehrlich
                                           Vice President, Finance and
                                           Administration and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)