Form 10-K405
period 1997-12-31
ORAVAX INC /DE/
filed 1998-03-31
CIK 900122

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For The Year Ended December 31, 1997         Commission File No.  0-26034
    ------------------------------------         ----------------------------

                                  OraVax, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                               04-3085209
                --------                               ----------
    (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                 Identification No.)

                   38 Sidney Street, Cambridge, Massachusetts           02139
                   ------------------------------------------         ----------
                    (Address of Principal Executive Offices)          (Zip Code)

       Registrant's telephone number, including area code: (617) 494-1339

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                          -----------------------------
                          Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X             No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $18,222,638, based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 13, 1998.

Number of shares outstanding of the registrant's class of Common Stock as of March 13, 1998: 10,405,641

                                        PART I

ITEM 1.  BUSINESS

     OraVax, Inc. ("OraVax" or the "Company") was incorporated in Delaware in 1990 and has its principal offices and laboratories at 38 Sidney Street, Cambridge, Massachusetts (telephone: 617-494-1339) and manufacturing facilities in Canton, Massachusetts.

     OraVax's mission is the discovery, development and commercialization of biologic products for the prevention or treatment of human infectious diseases. The Company's products are vaccines that stimulate the body's own immunity to provide long term protection against disease, as well as antibody products that provide immediate passive immunity to treat existing infections or to protect against an acute disease risk. The Company employs both classical biologic product methods and innovative technologies to produce therapeutics and preventatives that meet the challenges of each infection and disease process.

     OraVax is currently pursuing four proprietary product development programs which target diseases that have high rates of incidence, compelling pharmaco-economic profiles, and against which no adequate therapeutic or preventive antibody products or vaccines are currently available. The diseases targeted by these products include, 1) peptic ulcers, gastritis and stomach cancer, 2) viral pneumonia in children, 3) antibiotic-associated colitis, and 4) a group of related viral diseases including Yellow Fever, Japanese encephalitis, dengue, tick borne encephalitis and hepatitis C. The Company's product candidates are designed to generate either mucosal or systemic immunity, as appropriate to each specific disease target. The Company has developed a portfolio of biologic production technologies appropriate to the biology of each infectious agent.

     The Company's principal product candidates are the following:

PRODUCT                   INDICATION              TECHNOLOGY            STATUS
CANDIDATE
Helicobacter pylori       Prevention and          Recombinant protein   Phase II trials
(H. pylori) vaccines      treatment of peptic     vaccine
                          ulcers, gastritis and
                          stomach cancer

HNK 20 antibody           Prevention of           Monoclonal IgA        Phase III trials
                          pneumonia caused by     nosedrop antibody
                          respiratory syncytial
                          virus in high risk
                          children

CdVax vaccine and CdIG    Prevention/treatment    Toxoid vaccine and    Toxoid IND 1998
immune-globulin           of                      hyper-immune
                          antibiotic-associated   globulin
                          colitis

ChimeriVax(TM)            Prevention of           Chimeric live         IND 1998
Japanese encephalitis     infection by the        attenuated viral
(dengue, hepatitis C,     Japanese encephalitis   vaccine
TBE)                      virus

Arilvax(R) YF vaccine     Prevention of           Single - dose live    OraVax to facilitate
  (A product of Evans     infection by the        attenuated viral      US registration
     Medical, Limited)    Yellow Fever virus      vaccine               (already marketed in
                                                                        the UK and Europe)
                                                                        Phase III

     In addition to its proprietary products, OraVax has also been selected as the manufacturer of certain live virus and bacterial vaccines for the US Department of Defense, through a program known as the Joint Vaccine Acquisition Program (JVAP). These vaccines include those against smallpox, tularemia, and arboviral encephalitis. While these diseases are found in nature, the objective of the program is to provide the US military with vaccines needed to protect against the potential use of these microbes as biologic warfare agents. Candidate vaccines developed by the Department of Defense will be transferred to OraVax for advanced development and completion of the FDA approval process for routine manufacture at OraVax's Canton, Massachusetts manufacturing facility.

BUSINESS STRATEGY

     Developing OraVax's Technology Platform. The Company has recruited a staff of experienced scientists, technicians and managers representing the range of skills the Company believes will be necessary to identify, evaluate and develop commercial technologies and product opportunities. In addition, the Company has developed collaborations and contracts with universities, government institutions and corporations to complement and extend its internal resources and assist in product development. The Company continues to build upon its understanding of the human immune system, passive antibody preparations and vaccine formulations, and to pursue product candidates that leverage the Company's technology and know-how.

     Identifying Medically and Economically Important Disease Targets. OraVax focused its development efforts on diseases that are preventable or treatable by either active (vaccine) or passive (antibody) immunity, have near-term commercialization potential and present large market opportunities. The Company's focus has been on diseases of the mucosal surfaces and has been broadened to include a series of arboviral (insect borne) diseases addressable by single-dose live viral vaccines. The Company considers medical need, product differentiation, market research and the potential for pharmaco-economic advantages during product selection and throughout development.

     Commercializing Products Efficiently. The Company evaluates and selects product commercialization strategies on a product-by-product basis. In March 1995, the Company formed a joint venture (the "Merieux Joint Venture") with Pasteur Merieux Serums & Vaccins S.A., now Pasteur Merieux Connaught ("Merieux"), to develop H. pylori therapeutic and preventive vaccines, to acquire complementary technology, marketing and distribution expertise and financial support for vaccines that the Company believes have global commercial prospects. In June 1996, the Company appointed CSL Limited as exclusive distributor of the Company's monoclonal IgA antibody against viral pneumonia in children, in Australia and selected other Southern Hemisphere countries. The Company is currently seeking corporate partnerships to assist in commercialization of HNK20 in the U.S. and Europe. The Company recently completed manufacture of its CdVax vaccine (for the prevention of antibiotic-associated diarrhea and colitis) at the Center for Applied Microbiology Research in England, and is seeking a partner for use of the vaccine in production of a hyper-immune globulin. The Company is pursuing clinical development with its own funds, supplemented with NIH SBIR grants and NIH clinical funding.

     In November 1997, the Company acquired exclusive U.S. sales, marketing and distribution rights to the Arilvax(R) Yellow Fever vaccine from Evans Medical, a subsidiary of Medeva, PLC. The Company believes it can market this product effectively, with a small sales force, since the market is currently restricted to the U.S. military and to physicians and travel medicine clinics approved by State Health Departments. The Company's current strategy for commercialization of the Japanese encephalitis (JE), dengue and related vaccines is to form marketing partnerships with U.S. or European multinational pharmaceutical companies for use in the traveler and military markets. The Company also seeks regional partners for the manufacture and sale of the vaccines in countries where the corresponding diseases are endemic. The vaccines acquired under the Department of Defense contract will be sold principally to the U.S. military through the JVAP program, to other military as approved and to the limited civilian markets directly or through partner companies in the JVAP program.

     Manufacturing Strategy. The Company's strategy is to share manufacturing rights with its partners on a regional basis. OraVax has retained the rights to manufacture H. pylori vaccines in the U.S., and its partner, Pasteur Merieux is expected to manufacture the vaccines for Europe at its facilities in Lyon, France. Depending on the future circumstances of this product development program, OraVax may expand its manufacturing capacity, subcontract manufacturing to third parties or source product through its partner.

     The Company acquired a 47,000 sq. ft., free-standing manufacturing facility in Canton,

Massachusetts, designed and equipped for the commercial production of biologic products in 1996. The Company anticipates that its initial use of the facility will be for the production of vaccines for the Joint Vaccine Acquisition Program. The facility will also accommodate production development activities for OraVax's proprietary products depending on the outcome of product development.

SCIENTIFIC BACKGROUND

     The human immune system is comprised of two distinct compartments, systemic and mucosal, each including immunity mediated directly by the cells of the immune system, "cell mediated immunity" and immunity mediated by antibody proteins, "humoral immunity". Immunologically reactive cells react directly with the target antigens on viruses or bacteria to inactivate them and also have direct cytotoxic effects on virally infected cells. The systemic humoral immune system, which protects the blood and deep tissues of the body, relies on antibodies composed principally of IgG and IgM immunoglobulins. The mucosal immune system, which protects mucosal surfaces, such as the digestive, respiratory and genitourinary tracts and the surface of the eye, relies on antibodies composed principally of the IgA class of immunoglobulins. Historically, vaccine or antibody development has been focused on the systemic immune system, with the objective of increasing IgG antibodies in the blood by injecting vaccines or specific preformed immunoglobulins. However, this approach alone often does not provide protection for mucosal surfaces as they do not effectively induce or provide IgA immunoglobulin. The mucosal surfaces, which comprise a total surface area of over 3,600 square feet, represent either the site of disease or the portal of entry into the body for most infectious agents. Furthermore, IgA antibodies produced by the mucosal immune system constitute over 75% of all antibodies produced by the human immune system. Accordingly, the Company believes that its understanding of both systemic and mucosal immunity provides an attractive opportunity for developing products that treat or prevent infectious disease. Such products include specific antibodies that are applied directly to mucosal surfaces and vaccines that are designed to stimulate the body to produce immunity that is effective in both the mucosal and / or systemic compartments. Such vaccines are composed of one or more antigens of the pathogen and are specifically formulated to induce the form of immunity most effective against each disease agent.

     Benefits of Mucosal Immunity. Conventional vaccines and antibodies are designed to provide systemic, as opposed to mucosal immunity and are administered by injection. Such products include routine childhood vaccines (e.g., Diphtheria/Tetanus/Pertussis, Hepatitis B and Measles/Mumps/Rubella), adult vaccines (e.g., influenza and Hepatitis B) and immune globulins (e.g., rabies and cytomegalovirus). These products provide immunity to infection only after the infecting organism has entered the bloodstream or deep tissues of the body. In contrast, mucosal vaccines and antibody products are not injected but rather are applied to mucosal surfaces (e.g., orally or intranasally). Mucosal vaccines are designed to prevent infection at the point of entry into the body, prior to deep tissue penetration. Mucosal vaccine and antibody products may prevent or treat infections that are not susceptible to a systemic immunity approach and can complement the effectiveness of systemic immunity.

     The Company believes that oral and other non-injected products based upon mucosal immunity will offer a number of important clinical and commercial advantages relative to injected antibody or vaccine products, including:

     Greater Clinical Efficacy. Mucosal immunity to specific antigens has been demonstrated to be capable of preventing or eliminating mucosal infections in cases where systemic immune responses have not been effective. The Company believes that its approach to the generation of immunity will result in products that more effectively prevent or treat many infectious diseases. In particular, the Company expects that it will be able to develop vaccines to provide mucosal immunity against diseases for which there are no current vaccines or for which the protection afforded by systemic immunity has not been adequate.

     Higher Level of Safety. Injected vaccines and antibody products can cause fever, inflammation, acute allergic reactions and, although rare, severe reactions resulting in disability or death. The Company believes oral vaccines and non-injected antibody products will generally result in a lower incidence of adverse reactions. However, the Company has pursued injected product strategies for some product targets when injection has been determined to be the most effective or cost efficient method of administration of a particular product.

     Lower Cost of Administration. It is anticipated that the Company's products will generally be administered orally or through nose drops, nasal sprays, eye drops, suppositories or other methods involving direct contact with mucosal surfaces. In contrast to products that require intravenous or intramuscular injection, these methods of administration will not require trained personnel or utilization of hospital or outpatient facilities, effectively lowering the cost of administration. However, for certain vaccines and antibodies the dose of product required may be significantly lower when given by injection, resulting in a lower cost of treatment; in such cases, the Company may elect to develop injected products.

     Improved Patient Compliance. The Company believes that the greater ease of administration of its products will result in increased patient compliance. In the case of the oral or nosedrop products, the need for doctor or hospital visits to receive the product may be avoided. Products such as the Company's live viral vaccines, the single dose live-attenuated vaccine against Japanese encephalitis is intended to replace current vaccines which require eight doses to be given by the time a child is fifteen years old.

PRODUCTS UNDER DEVELOPMENT

     VACCINES AGAINST H. PYLORI

     Market Opportunity. OraVax is developing vaccines designed to prevent and treat peptic ulcers and chronic gastritis caused by H. pylori. According to an NIH Consensus Statement dated February 1994, H. pylori has been associated with virtually all duodenal ulcer cases and more than 80% of gastric ulcer cases. In 1994, H. pylori was classified as a Category 1 carcinogen, causing the majority of stomach cancer, by the World Health Organization. Although frequently asymptomatic, all persons infected by H. pylori have chronic stomach inflammation (gastritis). It is estimated that at least five million people suffer from active peptic ulcers each year and approximately 350,000 to 500,000 new cases are diagnosed annually in the United States. Approximately 600,000 patients are hospitalized each year in the United States with peptic ulcers. Serious complications occur in approximately one-third of these cases, including intestinal obstruction, upper gastrointestinal hemorrhage and perforation. Further, each year over 6,000 deaths in the United States are directly caused by ulcers, and peptic ulcers are a contributing factor in an additional 11,000 deaths. Approximately 10% of the population will develop peptic ulcer disease during its lifetime. The Company estimates that the direct medical costs of treating peptic ulcers in the United States exceed $5 billion per year. The Company estimates that approximately 30% of the United States population is infected with H. pylori, while infection rates in most parts of the world exceed those in the United States. In Japan and parts of Europe (including Greece, Germany and all of Eastern Europe), the prevalence of infection is nearly twice that of the United States. In Korea the infection rate approximates 90% while in developing countries nearly 100% of the population is infected at an early age. The increased prevalence of infection in these areas is associated with a high risk of developing peptic ulcers and gastric cancer. In Japan, for example, the risk of dying of gastric cancer is estimated to be as high as 8% as compared with 0.8% in the United States. In 1996 the World Health Organization estimated that H. pylori was responsible for approximately 550,000 new cases per year of stomach cancer.

     Until recently, treatment of peptic ulcers focused on the use of antagonists of acid secretion, such as the H-2 antagonists, Tagamet (cimetidine) and Zantac (ranitidine), and the proton pump inhibitors, Prilosec (omeprazole) and Lanzor (lansoprazole). High rates of recurrence and the need for chronic therapy are associated with anti-secretory disease management. Several regimens that include antibiotics and inhibitors of acid secretion are now licensed in the U.S. for the treatment of peptic ulcer disease and prevention of ulcer recurrence. These regimens have shown 70-90% rates of cure in clinical trials. However, antibiotic treatments have been complicated by the need to treat for prolonged periods with multiple drugs, by side effects and problems with patient compliance, by relapses if treatment is interrupted, and, most importantly, by the development of antibiotic-resistant strains of the bacteria. Moreover, in some areas of the world, antibiotic treatment has been ineffective, due in part to a high rate of reinfection.

     OraVax Approach. The Company is developing vaccines to treat H. pylori infection, to prevent reinfection in previously-infected persons and to stimulate immunity in uninfected persons. The Company believes that vaccines directed against H. pylori, if successfully developed, would eventually be considered for routine administration as treatment for peptic ulcer disease and chronic gastritis and as a preventive for the full spectrum of H. pylori-caused diseases

     The Company is evaluating antigens derived from H. pylori bacteria, as well as several formulation technologies for use in vaccines designed to combat existing infections (treatment of chronic gastritis or recurrent peptic ulcer) and/or to prevent primary infection or reinfection. Preclinical and clinical studies have confirmed the activity of OraVax's leading, proprietary vaccine candidate antigen, the urease protein. When given by the mucosal route or by injection, urease has both prophylactic and therapeutic activity in pre-clinical studies. In 1997, the Company and its partner, PMC licensed the genome of H. pylori from Human Genome Sciences, Inc. and initiated the investigation of gene products of the bacteria as additional antigens for incorporation into a vaccine formulation. To date, over 350 genes have been cloned and the gene products tested. Experimental vaccines incorporating eight of these antigens have shown prophylactic or therapeutic activity in preclinical studies. The Company has filed patent applications or secured access to the patents or patent applications of others on over 740 antigens, including urease and each of the other eight active vaccine antigens. A wide variety of formulation technologies are also being evaluated by the Company and its collaborators. In animal studies, the LT mucosal adjuvant has shown the highest level of activity to date, but very promising results have been obtained following injection of antigen with conventional and novel adjuvants all of which are acceptable for human use.

     The Company's approach may result in separate vaccine products for (1) treatment of existing infection and disease, (2) prevention of reinfection in patients cleared of their infections by antibiotics, and (3) routine prophylactic immunization early in life to prevent initial infection.

     The Company is in Phase II clinical trials with its leading candidate vaccine called UreAB. The vaccine is based on urease, a major component of the
H. pylori bacteria with characteristics that make it an excellent vaccine antigen. Urease is present in all strains of H. pylori and is exposed on the surface of the bacteria as a target for antibody. OraVax has cloned the urease gene and developed methods for efficiently producing purified non-toxic urease as an oral vaccine candidate. The Company's preclinical studies in several species, including nonhuman primates, have demonstrated that the urease antigen, in combination with one of several adjuvants, stimulates a strong immune response and has prophylactic and therapeutic activities.

     In December 1995 the Company conducted a Phase I therapeutic clinical safety study in chronically infected adults at the Centre Hospital Universitaire Vaudois ("CHUV") in Lausanne, Switzerland, which was completed, and demonstrated the safety of the UreAB oral vaccine without any adjuvant.

     In October 1996 the Company announced results of a randomized, double-blind, placebo- controlled Phase II safety and immunogenicity study of recombinant urease, formulated with a mucosal adjuvant. The study, conducted at the CHUV and the Center for Vaccine Development in Baltimore, involved 24 healthy adults with chronic gastritis due to H. pylori infection. Subjects were assigned to one of five treatment groups, and received either placebo, urease at graded doses of 20, 60 or 180 mg plus LT (heat-labile toxin of Escherichia coli) as a mucosal adjuvant, or adjuvant alone. The study medications were orally administered weekly for four consecutive weeks. Participants underwent gastroscopy and four gastric biopsies were taken both prior to and one month following immunization to monitor the status of their infection by quantitative bacterial culture, by breath tests and by histological examination of the biopsies.

     Administration of urease with LT was generally well-tolerated, with immune responses - as measured by the ELISPOT assay for IgA antibody secreting cells observed in 6 of 14 (43%) subjects in the urease treatment groups. In contrast, 0 of 10 (0 percent) placebo or LT recipients had a response. Results demonstrated that the UreAB vaccine elicits a mucosal immune response and that LT acts as a mucosal adjuvant.

     The level of infection in each patient was assessed by quantitative culture of multiple gastric biopsies taken before and after treatment. The significance of the mean change from baseline to post- immunization bacterial density was assessed using statistical methods within each treatment group. In addition, subjects in the treatment groups which contained an active dose of urease were combined into one group and subjects in the treatment groups containing the placebo dose of urease were combined into another group. Treatment group comparisons were carried out on these two combination groups. All three treatment groups containing an active dose of urease showed a decrease in H. pylori bacterial density from baseline to post-immunization, indicating a favorable response to treatment. Subjects receiving active urease experienced a larger decrease in gastric bacterial densities from baseline to post-immunization than did those subjects receiving placebo. The decrease for subjects receiving active urease was significantly different from zero (p=0.032), whereas the decrease for subjects receiving a placebo dose of urease was not significantly different from zero (p=0.425). While the study was in a small population, it provided the first statistically significant evidence that a vaccine could have therapeutic activity in humans naturally infected with H. pylori. These results are consistent with earlier results in animal models, and demonstrate the feasibility of vaccine development.

     Based on the results indicating therapeutic activity of UreAB, efforts are being directed toward optimizing the vaccine formulation. These efforts include combining additional novel, proprietary antigens with UreAB, optimization of dosing, schedule of immunization, adjuvants and delivery systems. Consequently, in October, 1997 the Company initiated a second Phase II safety and immunogenicity clinical study at the Beth Israel-Deaconess Medical Center, Boston, the objective of which was to optimize the formulation of UreAB. In this study, conducted in 42 healthy subjects without H. pylori, UreAB is given by two different routes (oral liquid or enterically coated capsules) and with graduated doses of the LT adjuvant. Multiple immunological measurements are being made to define the optimal route of immunization and dose of LT. The study is in progress.

     The Company is also undertaking three other clinical studies, with the objective of identifying populations in which vaccine efficacy can be measured. In January, 1997 the Company initiated a study in Mexico City in which up to 200
H. pylori-infected children and adults are being followed after antibiotic cure to determine the incidence of reinfection. A similar study in Lima, Peru was initiated in January, 1998. The results of these studies, which are expected to take 18-24 months, will provide a basis for Phase II and III trials of the ability of immunization to prevent reinfection. In a third study, initiated in October 1997 at the Veterans Administration Medical Center and Baylor University, Houston, Texas, healthy uninfected volunteers will be challenged with Helicobacter pylori. This study will provide a human challenge model in which the prophylactic activity of UreAB can be determined. Results are expected within approximately 14 months.

The Company expects to initiate at least one further trial in the 4th Quarter of 1998, the objective of which is to compare the activity of UreAB administered by the mucosal vs. the parenteral route. To undertake this study, the Company has prepared a new formulation of UreAB suitable for injection and expects to file an amendment to its IND for this new formulation in the third quarter.

     OraVax has entered into several agreements with corporate and academic collaborators relating to the development of H. pylori vaccines. See "Patents and Proprietary Rights; Technology Agreements -- H. pylori Product Development Program."

     Collaboration for H. pylori Product with Merieux. In March 1995, the Company entered into a collaboration with Merieux, for the development, manufacturing, marketing and sale of immuno-therapeutic and preventive vaccines against H. pylori infections in humans. Under the Joint Venture, OraVax and Merieux agreed to co-develop vaccines which use the urease protein or any of its sub-units as an antigen (the "Target Products"). OraVax and Merieux share equally in profits from the sales of the Target Products and in all future research, development, clinical and commercialization costs. OraVax and Merieux estimate that research, development and clinical costs will exceed $50.0 million. Merieux is providing technical expertise and will also provide marketing expertise to the Joint Venture. Merieux made an initial payment of $3.2 million directly to OraVax which included $0.6 million to recognize the value of research and development conducted by OraVax in the first quarter of 1995 prior to the formation of the Joint Venture, and a milestone payment of $2.6 million to recognize the value of technology previously developed by OraVax and made available to the Joint Venture. In addition, Merieux purchased $2.5 million of the Company's Series Preferred Stock. Subsequently, Merieux purchased an additional $1.0 million of common stock in the Company's initial public offering. In addition, Merieux agreed to pay the Company directly up to $12.0 million during the development period, subject to the achievement of certain clinical and regulatory milestones, of which $0.6 million was paid to OraVax in December 1995. However, there can be no assurance that the milestones which trigger such future payments will be achieved. Beginning in the second quarter of 1995, research, development and commercialization activities of the Joint Venture were conducted through two equally controlled partnerships which have contracted with the Company to perform the research, development and clinical trial activities. OraVax earned $7.6 million, $6.6 million and $4.8 million under these contracts during 1997, 1996 and 1995, respectively. In addition, during 1996, the Joint Venture entered into research and development contracts with Merieux and third parties. The research and development budgets of the two partnerships comprising the Joint Venture are established by joint committees in which each of the parties has an equal participation and role. The venturers will pay approximately equal shares of the agreed budgets. OraVax will receive revenue from the partnerships for the research and development work which is requested to be performed by OraVax and funded by the Partnerships. There can be no assurance, however, that OraVax will be selected to perform such work.

     OraVax and Merieux each licensed to the Joint Venture upon its formation the right to use all of their respective existing proprietary technologies relating to vaccines for the treatment or prevention of H. pylori, except for so-called naked DNA technology (for an injectable vaccine) which is the subject of a separate collaboration by Merieux with a third party. Additional technology in the H. pylori field acquired by either party since the formation of the Joint Venture is required to be offered to the Joint Venture. The Joint Venture itself has also obtained licenses to relevant technology from third parties, including a license in November, 1996 of the complete genome sequence of H. pylori from MedImmune and Human Genome Sciences.

     It is the current intention of OraVax and Merieux that OraVax will manufacture the Target Products in sufficient quantities for clinical trials and for sales by the Joint Venture in the United States. It is also the current intention of OraVax and Merieux that Merieux will manufacture the Target Products for sale by the Joint Venture in non-U.S. markets.

     The marketing activities of the Joint Venture will be managed by the Joint Venture's Marketing Committee with equal control by each party. The corporate names of both OraVax and Merieux will be prominently displayed on the label of the Target Products to the extent consistent with regulatory agency requirements. Marketing and sales of Target Products are expected to be carried out principally by Merieux with the exception that OraVax is expected to market and sell directly to the United States military and the National Centers for Disease Control ("CDC").

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

     HNK20 INTRANASAL IGA ANTIBODY AGAINST RSV

     Market Opportunity. The Company is developing HNK20, a monoclonal IgA antibody product designed to prevent viral pneumonia in children caused by respiratory syncytial virus (RSV). In the United States, approximately 250,000 children annually have moderate to severe underlying medical problems that put them at risk of contracting viral pneumonia from RSV infection. These are children who are born prematurely or who have bronchopulmonary dysplasia, congenital heart disease, leukemia, cystic fibrosis or various immunodeficiency disorders. Approximately 36% of these children require hospitalization due to severe lower respiratory infections from RSV and up to 1% of these hospitalized cases prove to be fatal. The Company estimates that the direct medical costs associated with treatment of the disease exceed $500 million annually in the United States.

     The Company believes there is a need for a cost-effective approach to the prevention of RSV pneumonia that can be used in both home and hospital settings. Current treatment for RSV pneumonia involves hospitalization, often in an intensive care unit, and administration of ribavirin, an anti-viral drug. The disadvantages of such treatment include difficulty of administration, low efficacy and high cost. One company recently received marketing approval for an intravenous (systemic) IgG product derived from adult plasma donors. This approach involves the high cost of the product and its intravenous administration in a hospital or outpatient setting with doses varying with the infant's weight and the risks inherent in the systemic administration of large volumes of a human blood derived product to an infant. The same company has developed a monoclonal IgG antibody for administration by injection and submitted an application for marketing approval to the U.S. FDA in late 1997. While the monoclonal IgG is anticipated to be safer than the blood derived IgG, cost of the product is expected to be similar and the product would still require administration by a health care professional. The Company believes that its intranasally-administered HNK20 will have the advantages of being non-invasive, designed for home administration by a family member, and of limiting the upper respiratory infection at the outset, before it develops into viral pneumonia.

     OraVax Approach. The Company is developing its HNK20, a monoclonal IgA antibody, designed for administration by nose drop. Based on the results of primate studies, the OraVax product candidate appears to be safe and provide protection with small doses of antibody administered daily by nose drop. Studies in several species, including nonhuman primates, indicate that HNK20 is effective when administered at the convenient dosing interval of once daily. The Company expects that its product, if successfully developed, would be used to protect those children at risk from RSV infection, particularly during the winter season when RSV infection is most prevalent.

     The Company received approval from the United States Food and Drug Administration ("FDA") to initiate clinical trials of HNK20 under an Investigational New Drug Application ("IND") filed in March 1994. Safety of HNK20 was initially demonstrated in Phase I/II clinical studies in adults. Virus challenge studies in adults suggested decreased virus shedding in HNK20 treated versus placebo treated subjects. A Phase I safety trial in children was completed in July 1995. A Phase II safety and pharmacology trial in premature infants and infants with bronchopulmonary dysplasia at high risk of contracting RSV viral pneumonia was completed in April 1996. The double-blind, placebo-controlled study included 57 infants, under the age of nine months at study entry, who received either 2.5 milligrams per day of HNK20 or placebo, each through once daily nosedrop administration. Results of the study indicated that HNK20 was well tolerated in the target population and was administered with a high level of compliance. A review of adverse events revealed no safety concerns related to treatment with HNK20. Given the small sample size, no significant differences were observed between the HNK20 group and the placebo group related to the incidence of RSV infections, pneumonia or hospitalization.

     In May 1996, the Company initiated a Phase III study designed to determine the prophylactic effectiveness of intranasal administration of HNK20 in premature infants and infants with bronchopulmonary dysplasia at high risk of contracting RSV viral pneumonia. The double-blind, placebo-controlled study included a total of 614 infants, and was conducted at 26 centers in Australia, New Zealand, Argentina and South Africa, during the Southern Hemisphere's winter months of May to October. The results indicated that, in the entire subject population which included infants up to 19 months of age, those treated with HNK20 experienced a 24% reduction in lower respiratory tract infection and an 11.4% reduction in the frequency of hospitalization relative to infants receiving placebo. However in the younger infants, 185 infants who were under four months of age at the beginning of the study, a greater difference was observed. In these infants there was a 50% reduction in the frequency of lower respiratory tract infections and a 42% reduction in the frequency of hospitalization.

     The daily dose of HNK20 (2.5 mg) delivered in a concentration of 10 mg/ml is believed to be suboptimal. Based on the weight of the infants on entry into the study, the mean dose of HNK20 (0.5 mg/kg) was the minimum dose showing prophylaxis in the nonhuman primate model of RSV. As children progressed through the study and gained weight, the dose in mg/kg decreased. Levels of HNK20 in nasal secretions were highest in the subgroup of infants under four months old at study initiation, in whom efficacy was highest, suggesting a relationship between passive antibody level and efficacy that could be optimized by increasing dose. An analysis of HNK20 levels indicated that higher levels were associated with a decreased frequency of hospitalization. Taken together, these observations indicate that efficacy of HNK20 would be enhanced by increasing dose.

     The Company believes that additional Phase III study could be conducted in the Northern Hemisphere to demonstrate efficacy of HNK20 at an elevated dose level, in infants under four months of age at study entry. The trial is designed as a randomized, double-blind, placebo controlled study, to include a minimum of 520 infants, under four months of age at study entry. HNK20 recipients would receive a dose of 7.5 mg per day, approximately three times higher than that used in the Southern Hemisphere study. The Company will need to secure additional partnerships or other sources of funding in order to support the planned high-dose Northern Hemisphere study.

     CDVAX AND CDIG AGAINST ANTIBIOTIC-ASSOCIATED
     COLITIS

     Market Opportunity. The Company is developing CdVax, a vaccine designed to prevent antibiotic-associated colitis caused by Clostridium difficile (C. difficile). Antibiotic treatment results in a decrease in the number of non-disease causing bacteria in the intestine, a condition allowing the rapid growth of the antibiotic-resistant C. difficile. The C. difficile bacteria produce two toxins (A and B toxins) that cause intestinal inflammation and fluid secretion. C. difficile is a leading cause of antibiotic-associated colitis among elderly hospitalized patients and nursing home residents who are undergoing antibiotic treatment regimes. An estimated 21% of hospitalized patients, or 6.6 million persons, develop C. difficile infections, and 7% (2.2 million persons) develop C. difficile disease (colitis and antibiotic-associated diarrhea) annually in the United States. Up to 33% of nursing home residents (approximately 500,000 persons) develop diarrheal illness in the United States each year, and C. difficile is an important cause of such illness. C. difficile infection is also associated with the use of certain anticancer drugs. Diarrhea is an important contributor to and cause of death in the elderly, and C. difficile is a significant factor in such cases. Complications of diarrhea, especially dehydration, electrolyte imbalance, and urinary tract and skin infections, are frequent.

     Current treatment of C. difficile disease involves fluid and electrolyte replacement and the use of additional antibiotics. Treatment is sometimes problematic because of the need to interrupt the antibiotic regime targeting the patient's primary infection in order to effect resolution of the C. difficile infection. This interruption may result in recurrence of the primary infection. The Company is not aware of any available method for prevention of the disease other than avoidance of broad-spectrum antibiotics in high-risk elderly patients and isolation, quarantine and other infection control procedures used to limit exposure to C. difficile. These measures are often difficult or impossible to apply.

     OraVax Approach. The Company has developed CdVax, containing chemically inactivated A and B toxins which could be administered prior to exposure to the
C. difficile bacteria. Preclinical trials in animal models with CdVax have demonstrated effectiveness in prevention of C. difficile induced disease. Although certain high-risk groups, such as nursing home patients and patients undergoing elective surgery may benefit from prophylactic immunization, the Company's principal goal is to use the vaccine is to stimulate high-level antitoxin antibodies in plasma donors. These plasma donations will be used to prepare an immune globulin product (CdIG) for use in the short-term prophylaxis and therapy of C. difficile infections.

The Company believes that a significant market exists for a novel therapy of C. difficile colitis based on the passive administration of hyperimmune globulin. The principal advantages of this approach to treatment over existing therapies include rapid time to recovery from illness, shortened hospital stay and resulting cost savings, and the absence of relapse, which complicates the use of antibiotic treatments in 20% of C. difficile cases. Preclinical studies have demonstrated the effectiveness of passive antibody treatment, and clinical case reports using large doses of standard commercial globulin preparations (which contain low titers of antibodies against C. difficile toxins) have shown clinical benefit, providing proof of principle. The Company's hyperimmune product will be significantly more potent than standard globulin formulations and can be conveniently administered in small volumes.

     In October 1997, the Company was awarded a Phase II Small Business Innovation Research (SBIR) grant totaling $690,000 from the National Institutes of Health (NIH) in support of CdVax and CdIG development. The Company has filed an Orphan Drug application for the colitis indication and anticipates commencing Phase I studies of CdVax in mid - 1998.

          CHIMERIVAX(TM) PLATFORM TECHNOLOGY

     The Company has developed a novel, proprietary platform technology for the construction of vaccines against a number of viral infections caused by members of the family Flaviviridae ("Flaviviruses"). The underlying technology was developed at St. Louis University and an exclusive worldwide license was granted to OraVax on September 8, 1997. Flavivirus infections of medical significance include hepatitis C, dengue, Japanese encephalitis, tick-borne encephalitis, St. Louis encephalitis, and yellow fever. The technology is based on the use of the yellow fever 17D vaccine, the safest and most effective live virus vaccine ever developed, to construct genetically-engineered, live, attenuated vaccines against other Flaviviruses. To produce the new vaccines, the gene encoding the envelope (E) glycoprotein of the other virus (for example Japanese encephalitis, dengue or hepatitis C) is inserted into the yellow fever 17D genome "backbone". The resulting chimeric virus has the protein coat of the other Flavivirus virus, which contains the protective antigens, and the replicative machinery of YF 17D vaccine. The new vaccine stimulates neutralizing antibodies and cellular immunity against the target

Flavivirus virus and can be manufactured at extremely low cost. Based on experience with the parent YF 17D vaccine and preclinical results with the Company's chimeric vaccines to date, a single dose of the vaccine is expected to provide lifelong immunity with negligible side-effects. The Company has developed vaccine candidates against two disease targets, Japanese encephalitis and dengue, and has initiated research and development on hepatitis C.

               JE VACCINE AGAINST INFECTION BY
               THE JAPANESE ENCEPHALITIS VIRUS

     The Company is in the advanced stages of development of an improved vaccine for prevention of Japanese encephalitis ("JE") viral infections. JE is a potentially fatal neurotropic viral infection, endemic and epidemic throughout Asia, including important markets in Japan, Korea, Taiwan, China, India and Thailand. JE is the leading cause of viral central nervous system infection of children worldwide, and has surpassed poliomyelitis in importance as vaccine coverage rates for polio have increased. Current JE vaccines used to immunize all children in Japan, Korea and Taiwan are expensive, produced in mouse brain and require multiple booster doses. In Korea, children routinely receive eight doses by fifteen years of age. In Japan, JE is the second leading vaccine sold, after DPT. The mouse brain vaccine is also licensed in the United States, Australia and many European countries for the immunization of travelers and military, but significant safety concerns have emerged since its introduction in the 1990's. The World Health Organization has identified a high priority for the development of safer and less expensive vaccines against JE, which would ensure its use in endemic regions, where the birth cohort at risk is approximately 70 million/year and where only a small fraction of children are immunized currently. In addition, a safer vaccine that requires only a single dose for immunization would better meet the needs of travelers and military, which represent a major market opportunity in the US and Europe.

OraVax has demonstrated safety and preclinical efficacy of its JE vaccine based on the ChimeriVax (TM) technology in animal models, including nonhuman primates. The vaccine is produced in cell culture substrate acceptable for human use. Production efficiency is very high, and extremely favorable margins on sales are expected. The Company is currently in pilot production under GMP, and expects to file an IND and initiate clinical trials in the first quarter of 1999.

          DENGUE FEVER

     Dengue is the most important mosquito-borne viral infection worldwide. The disease is characterized by two distinct clinical syndromes, dengue fever, a debilitating acute disease with fever, rash, muscle and joint pains and dengue hemorrhagic fever (DHF) with prostration, bleeding and shock. DHF is a leading cause of hospitalization of children in Asia and is fatal in up to 5% of cases. There are over 2.5 billion persons at risk of dengue, 100 million of whom are infected with dengue viruses annually. A high proportion of infected people develop dengue fever, with approximately 450,000 cases progressing to DHF. Dengue occurs throughout all tropical regions of the world, and is intermittently introduced into the United States, Australia and Europe, with ensuing outbreaks. Hundreds of cases occur among U.S. and European travelers annually. There is no specific treatment and no vaccine is available for prevention of the infection. An effective vaccine against dengue would be widely used not only in endemic areas but for protection of all travelers to the tropics.

     There are four distinct viruses that cause dengue fever (dengue types 1-4). OraVax has developed a candidate ChimeriVax(TM) vaccine against dengue type 2 which is in preclinical development, with very promising results. The Company's objective is to develop a tetravalent vaccine, containing all four dengue serotypes.

          HEPATITIS C

     Hepatitis C virus causes an estimated 20% of all cases of viral hepatitis, and is the agent responsible for 80-90% of all cases of "nonA-nonB viral hepatitis". The virus is transmitted by blood, blood products, reused needles, and by congenital transmission. There is considerable evidence for heterosexual transmission as well. Four million persons in the United States are chronically infected with hepatitis C, with 30,000 new cases occurring annually. Approximately 80% of those infected develop chronic, persistent infections of the liver, and 20% of these develop cirrhosis, with a high risk of liver cancer. Worldwide, 3% of the entire human population is infected, with 170 million chronic carriers at risk of cirrhosis and cancer. There is a very high mandate for an effective vaccine.

     OraVax believes that its ChimeriVax technology is applicable to the construction of an effective vaccine that would stimulate both humoral and cellular immunity against hepatitis C. As for dengue, a multivalent vaccine is required, with simultaneous immunization against two or three different hepatitis C types representing the majority of types causing human illness.

          TICK-BORNE ENCEPHALITIS

     Tick-borne encephalitis (TBE) is a major medical problem, causing severe illness and deaths in eastern Europe and the former USSR. The epidemiology and motivation for vaccination is similar to that for Lyme disease. Existing vaccines are conventional killed virus vaccines produced in cell culture, and are the leading vaccines sold in Austria, Germany, with significant unexploited potential markets elsewhere in Europe and Russia. These vaccines are expensive, require multiple doses for primary immmunization and booster doses. There are reported neurological accidents associated with these vaccines.

     OraVax's ChimeriVax(TM) technology is applicable to the development of a TBE vaccine that would have significant advantages (single dose, life long immunity, safety and low cost) over existing vaccines. Like the vaccine against JE, a TBE vaccine requires a single product against one serotype, and thus is technically feasible within a short development cycle. The Company plans to seek a corporate partner before initiating research and development on a TBE vaccine.

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

     IgA Antibody Technology. The Company's monoclonal lgA antibody technology includes methods for stimulating IgA antibody production, producing recombinant secretory component and linking IgA antibody to secretory component. The Company's current efforts in these areas are focused on the development of the HNK20 monoclonal IgA antibodies against RSV, but are expected to have general application to the development of monoclonal IgA antibodies against other infections. The Company's patent application, filed worldwide, describing the HNK20 monoclonal IgA antibody issued in the United States in 1995. In addition, the Company has filed a United States patent application claiming the DNA encoding the RSV-recognition site. OraVax also has an exclusive worldwide license from Harvard University to a patent application covering complexes of antibody and secretory component and methods for producing such complexes, including methods for the production of recombinant secretory component and for linking IgA antibodies to secretory component. The Company is not aware of competing patent rights involving complexes of antibody and secretory component.

     Viricle Technology. The bluetongue virus ("BTV") afflicts sheep and cattle in livestock raising regions, including the western United States, Australia and South Africa, causing still births. Genetically engineered virus-like particles known as Viricles(R) were developed as a vaccine against BTV in sheep and against African Horse Sickness, an economically important disease in Spain and other countries which raise thoroughbred horses. In veterinary field trials conducted prior to 1994 by Oxford Virology and the National Environmental Research Council in England, orally administered Viricles have shown promise as a veterinary vaccine against BTV without the need for a mucosal adjuvant. OraVax believes this delivery system may prove useful in the development of human oral vaccines. Consequently, the Company has incorporated a portion of the C. difficile gene into these virus-like particles and has shown that the resulting Viricle vaccine stimulates antibody against both BTV and C. difficile. OraVax acquired the rights of Oxford Virology and jointly owns and has an exclusive license from the National Environment Research Council in Oxford, England to two inventions involving BTV, one relating to Viricles and one relating to a method for producing an immunogenic effect against BTV through the use of such particles. Patents have issued with broad claims to the technology. Additionally, in 1997 an OraVax patent was issued by the US patent office for additional viricle technology titled "Oral Immunization with Multiple Particulate Antigen Delivey System", US patent #5,690,938. Two additional patents covering the technology, included in the license to OraVax, have been awarded by the US patent office covering the technology, patents: #5,667,782 "Multiple Particulate Antigen Delivery System" and #5,686,270 "Production of Antigens by Self-Assembly of Polypeptide Components". The Company has additionally received notice of allowance of a fourth patent, "Use of Bluetounge Virus as Vaccine Components".

     Shigella Live Vector Oral Vaccine Technology. Infection by Shigella bacteria ("Shigella") is the leading cause of bacillary dysentery. Bacillary dysentery is a worldwide problem, with the highest incidence among children in developing countries. The principal markets for a Shigella vaccine are expected to be travelers, deployed military populations and selected high-risk institutionalized groups in the United States. Current treatment of bacillary dysentery involves fluid replacement and the use of antibiotics and anti-motility drugs after the occurrence of the infection. While certain antimicrobial drugs may provide protection against Shigella, the widespread use of such drugs has not been recommended because of their side effects and the possibility of inducing the development of drug resistant strains of bacteria.

     The Company has a worldwide exclusive license to the virG gene modification from the Institut Pasteur. The virG mutation limits virulence of the bacteria. The Company is aware of certain additional gene modifications, which may be necessary or useful in formal design of a human vaccine. These additional modifications are covered by patents or patent applications to which the Company does not currently have rights. The Company is evaluating the possibility of using Shigella live vector technology as an antigen delivery method for its H. pylori vaccine.

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

     Hydroxyapatite. The Company has an exclusive license from Harvard University to a patent covering the use of hydroxyapatite crystals as a particulate carrier for antigens used as oral vaccines. The patent is titled "Hydroxyapatite-Antigen Conjugates and Methods for Generating a Poly-Ig Immune Response", was issued in August of 1995, US patent #5,443,832.

     License of CagA. In September 1996, the Company entered into a licensing agreement with bioMerieux Vitek, Inc. granting bioMerieux exclusive rights to develop automated human diagnostic products incorporating a proprietary OraVax antigen. The antigen, called CagA, is a component of H. pylori. Strains of H. pylori producing CagA are thought to be among the most virulent. Under terms of the agreement, bioMerieux receives an exclusive, royalty-bearing sublicense to manufacture, use, sell, lease, and otherwise distribute any licensed products for use in the field of in vitro diagnostic tests using instruments that perform automatic, multiparametric immunoanalysis. This sublicense is worldwide, except in Japan, where coexclusive rights were granted. Additionally, in March of 1998, OraVax entered into a separate licensing agreement with Biomerica, Inc. for the diagnostic use of CagA in in-office diagnostic tests. Under the terms of the agreement, Biomerica receives an exclusive, royalty-bearing, worldwide, sublicense to manufacture, use, sell, lease, and otherwise distribute any licensed products for use as a single diagnostic test, or a component of a diagnostic test that incorporates the CagA antigen and is intended for single use. OraVax retains all rights to the use of CagA for vaccines to treat or prevent diseases caused by H. pylori infection. CagA was originally identified by Martin J. Blaser, M.D., Timothy Cover, M.D. and Murali Tummuru, Ph.D. of Vanderbilt University School of Medicine. In 1993, OraVax acquired worldwide exclusive rights to CagA patented by Vanderbilt University.

MANUFACTURING

     At present, the Company's ability to manufacture its products is limited to clinical trial quantities. The Company does not have the capability to manufacture commercial quantities of products. The Company's long-term strategy is to develop its Canton manufacturing facilities for producing both pilot-scale and commercial quantities of products. To ensure compliance with GMP regulations, OraVax will need to add sufficient technical staff to oversee all product operations, including quality control, quality assurance, technical support and manufacturing management.

     UreAB Oral Vaccine. The UreAB vaccine product used in the Phase I clinical trials is manufactured in the biological production facility of the Walter Reed Army Institute of Research, Forest Glen Section, Silver Spring, Maryland under a Cooperative Research and Development Agreement ("CRADA") with the United States Army. OraVax anticipates the continued use of this facility to support Phase II and at least the initial portion of Phase III trials. The Company's partner, Merieux, has initiated GMP manufacturing at its facilities in Marcy l'Etoile
(Lyon) France, and will be able to provide vaccine for Phase III trials. OraVax expects to manufacture product for commercial distribution in the United States. Alternatively, the Company may elect to contract out this commercial product manufacture.

     HNK20 lntranasal Antibody. Manufacturing of HNK20 for Phase I and Phase II clinical trials has been performed by OraVax at its primary facility in Cambridge, Massachusetts and by third parties under contract to OraVax. The product used in the Phase III clinical trials conducted in the Southern Hemisphere which commenced at the end of the second quarter of 1996 was manufactured by a contract manufacturer. The Company had previously anticipated using product from inventory produced by this contract manufacturer to conduct a second Phase III trial in North America during the winter of 1997-1998. However, during an audit conducted by the Company in October 1997 of an additional contract manufacturer, the Company discovered that improper handling of the product by the latter manufacturer during a step which is not part of the current process, precluded the clinical use of this supply of HNK20. The manufacture of the additional supply of the product necessary for the trial is underway, however the conduct of the trial will require additional funding and the Company is continuing negotiations with potential corporate partners for such funding.

     CdAB Vaccine. Product for early clinical trials has been manufactured by third parties under contract to OraVax and under a CRADA with the Walter Reed Army Institute of Research.The Company, however, may elect to manufacture product for further clinical trials in its own facilities in Cambridge or Canton, Massachusetts.

MARKETING STRATEGY

     The Company's products fall into one or more of three market segments: travelers and military from the developed country markets, the developed country general pharmaceutical markets and what is broadly characterized as the rest of the world (ROW). OraVax has developed a preferred approach to each of these market segments.

----------------------------------------------------------------------------------------
              MARKET SEGMENT                           PRODUCT
----------------------------------------------------------------------------------------
Developed country general pharmaceutical    Helicobacter pylori vaccines
                                            Clostridium difficile hyperimmune globulin
                                            HNK20 nosedrop
                                            hepatitis C vaccine
                                             (tick borne encephalitis - regional Central
                                            European)
----------------------------------------------------------------------------------------
Travelers and military                      Yellow Fever vaccine
                                            Dengue vaccine
                                            Japanese encephalitis virus vaccine
                                            tick borne encephalitis vaccine
                                            hepatitis C vaccine
----------------------------------------------------------------------------------------
ROW                                         Helicobacter pylori
                                            Yellow Fever vaccine
                                            Dengue vaccine
                                            Japanese encephalitis virus vaccine
                                            hepatitis C vaccine
----------------------------------------------------------------------------------------

     For sales in the distributed general pharmaceutical markets of the developed countries, OraVax plans to establish marketing arrangements with pharmaceutical companies with large distribution systems for non-bulk distribution of its products and does not expect to establish a direct sales capability for non-bulk distribution in this segment for several years. To market in the future any of its products directly for non-bulk distribution, the Company will need to develop a marketing and sales force with technical expertise and distribution capability. There can be no assurance that the Company will be able to establish relationships with third parties for any of its products or successful in-house sales and distribution capabilities. To the extent that the Company enters into marketing or distribution arrangements, any revenues received by the Company will depend upon the efforts of third parties and there can be no assurance that such efforts will be successful. The Company currently intends to retain the right to market some of its products directly to bulk purchasers of vaccines and antibodies, including the United States military and the U.S. Center for Disease Control. See "Factors That May Affect Future Results -- Limited Sales and Marketing Experience."

     The Company plans to market products directly to the travelers and military markets, particularly in the U.S. and through partners in other countries. The Company has acquired the U.S. sales and marketing rights to an existing product, already being sold to the travelers and military markets in Europe and selected Asian countries as an early entry into this market segment. In November 1997, the Company acquired exclusive U.S. sales, marketing and distribution rights to the Arilvax(R) Yellow Fever vaccine from Evans Medical Limited, a subsidiary of Medeva, PLC. The Company believes it can market the product effectively, with a small sales force, since the market is currently restricted to the U.S. military and to physicians and travel medicine clinics approved by the State Health Departments. Several of the Company's other products are targeted for the same market.

     The Company's current strategy for commercialization of vaccines with a large market in countries where the diseases are endemic (eg. China, South America, Africa and others) is to form partnerships with local companies or government institutes. In these cases the Company may choose to license the production technology to local companies for regional manufacture, to supply bulk product for local fill and finish or to supply finished product.

     The vaccines acquired under the Department of Defense contract will be sold principally to the U.S. military through sales contracts to the JVAP program, to other countries' military organizations or international bodies such as NATO as approved and to the limited civilian markets directly by OraVax or through its partner companies in the JVAP program.

PATENTS AND PROPRIETARY RIGHTS; TECHNOLOGY AGREEMENTS

     The following sets forth the Company's proprietary position with respect to its principal product development programs.

     RSV PRODUCT DEVELOPMENT PROGRAM

     The Company's patent application, filed worldwide, describing the HNK20 monoclonal IgA antibody issued in the United States in 1996. The Company has filed a United States patent application claiming the DNA encoding the RSV-recognition site. OraVax is not aware of any other patents or patent applications describing this antibody.

     H. PYLORI PRODUCT DEVELOPMENT PROGRAM

     In addition to its own inventions, the Company has worldwide rights to inventions made by six groups of researchers in the field of H. pylori:

     During 1997 the Company and its joint venture partner, Pasteur Merieux, also acquired worldwide exclusive license to the Vibrovec live-vector vaccine delivery system from Virus Research Institute in Cambridge, Massachusetts for antigens being evaluated by the partners. The joint venture partners also completed option agreements with Aquila covering the QS21 adjuvant. Separately, OraVax secured an exclusive option agreement with IOMAI for their transdermal vaccine delivery system.

     Human Genome Sciences/MedImmune. In November 1996, the Company and Pasteur Merieux entered into a research and licensing agreement with Human Genome Sciences, Inc., ("HGS") and MedImmune, licensing the complete genome sequence of
H. pylori for the development of vaccines. Under this agreement, OraVax and Pasteur Merieux have control and responsibility for filing patents on new molecular discoveries for use in the development of vaccines against H. pylori infection. Financial terms of the agreement call for OraVax and Pasteur Merieux to make license payments to HGS/MedImmune beginning with execution of the agreement and upon issuance of the first U.S. patent. In addition to royalties on any future sales, future milestone payments will be paid to HGS/MedImmune to reflect attainment of certain product development and revenue goals. During 1997 OraVax and its partner Pasteur Merieux filed several additional patent applications covering new molecules identified using the genome sequence information.

     Case Western Reserve University. In October 1993, the Company entered into an assignment agreement with its collaborators at Case Western Reserve University ("CWRU") and a research agreement with these collaborators and CWRU. Pursuant to the agreement, OraVax has been assigned preexisting patent rights claiming oral immunization using H. pylori antigens; One patent was issued in the United States in 1996. The research agreement provides for sponsorship of the continuing development work of the collaborators in the field of H. pylori, including the development of monoclonal antibodies against urease and other antigens, the development of adjuvants to be used in conjunction with an oral vaccine directed against H. pylori and the development of animal models for the testing of oral vaccines directed against H. pylori. Under the terms of the research agreement, the Company will be granted a worldwide exclusive license to inventions made in the course of sponsored research.

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

     Institut Pasteur. The Company also has a co-exclusive license, with Merieux, to an issued patent and two patent applications owned by the Institut Pasteur covering the H. pylori urease antigen, heat shock protein A (hspa) and other antigens.

     Saint Bartholomew's Hospital Medical College. In October 1992, OraVax entered into an agreement with The Medical College of Saint Bartholomew's Hospital in London, England ("St. Bart's") pursuant to which the Company sponsored, from October 1992 through August 1995, research relating to the development of vaccine candidates for use in an oral vaccine directed against H. pylori. Under the agreement, OraVax was granted worldwide nonexclusive license to preexisting patent rights and know-how in the field of H. pylori developed by St. Bart's, and worldwide exclusive license to all patent rights and know-how developed during the course of the sponsored research.

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

     OraVax anticipates that its H. pylori vaccine products will be used in conjunction with mucosal adjuvants or mucosal antigen delivery systems. The UreAB vaccine formulation tested in a Phase II clinical trial uses the native heat-labile enterotoxin ("LT") produced by E. coli as a mucosal adjuvant. The Company is aware of a patent application owned by a competitor claiming use of LT combined with H. pylori antigens, including urease, against H. pylori infection; whether this application will issue in the United States or in other countries is uncertain. The Company currently has a license to the United States Navy's patent application covering the use of native LT as a mucosal adjuvant. The Company is aware of a patent owned by the Kitasato Institute that also claims the use of native LT. The Company is also conducting research on the polyphosphazene mucosal adjuvant and the Vibrio cholerae live-vector delivery system under an option from Virus Research Institute in Cambridge, Massachusetts. Other formulation technologies being evaluated include mutants of LT that may have advantages in greater safety or potency, the Shigella live-vector system developed by the Company and technologies developed or controlled by Merieux. It is possible that the Joint Venture may need to obtain a license to the patent rights owned by a third party covering a mucosal adjuvant or mucosal antigen delivery system, and there can be no assurance that the Company will be able to obtain any such license on favorable terms. See "Risk Factors -- Patents and Proprietary Rights." See "Factors That May Affect Future Results -- Patents and Proprietary Rights."

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

     GENERAL

     The Company's success will depend, in part, upon its ability to develop patentable products and technologies and obtain patent protection for its products and technologies both in the United States and other countries. The Company is not aware of any issued third party patents which would interfere with development of its RSV, H. pylori or C. difficile product candidates. There can be no assurance that additional patent applications owned or licensed by the Company will issue as patents, that patent protection will be secured for any particular technology, or that, if issued, such patents will be valid or that they will provide the Company with meaningful protection against competitors or with a competitive advantage. There can be no assurance that patents will not be challenged or designed around by others. The Company could incur substantial costs in proceedings before the United States Patent Office, including interference proceedings. These proceedings could also result in adverse decisions as to the patentability of the Company's licensed or assigned inventions. Further, there can be no assurance that the Company will not infringe upon prior or future patents owned by others, that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful, or necessary to the Company, or that such licenses will be available to the Company, if at all, on terms acceptable to the Company. Moreover, there can be no assurance that any patent issued to or licensed by the Company will not be infringed by others. Lastly, there can be no assurance that third parties will not bring suit against the Company for patent infringement or for declaratory judgment to have the patents owned or licensed by the Company declared invalid. OraVax also relies on trade secrets and other unpatented proprietary technology. No assurance can be given that the Company can meaningfully protect its rights in such unpatented technology or that others will not independently develop substantially equivalent products and processes or otherwise gain access to the Company's technology. See "Factors That May Affect Future Results -- Patents and Proprietary Rights."

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

COMPETITION

     The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. Competitors of the Company in the United States and abroad are numerous and include, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which are being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, some of the Company's competitors have substantially greater experience than the Company in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in healthcare. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. There can be no assurance that the Company's products under development will be able to compete successfully with existing products or products under development by other companies, universities and other institutions or that they will attain regulatory approval in the United States or elsewhere. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited experience. A significant amount of research in the field is also being carried out at academic and government institutions. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or in collaboration with competitors and will compete with OraVax in recruiting highly qualified scientific personnel. See "Factors That May Affect Future Results -- Competition and Technological Change."

     The Company is aware of certain programs under development by competitors that are targeted for the prevention or treatment of certain diseases that the Company has identified as product development areas, including RSV and H. pylori. Certain of the Company's competitors are developing antibody products for the prevention of disease caused by RSV, and one such competitor has recently received U.S. regulatory approval for marketing its intravenous IgG (systemic) antibody product. The same company has developed a monoclonal IgG antibody for administration by injection and submitted an application for marketing approval to the U.S. FDA in late 1997. In addition, certain competitors of the Company are engaged in H. pylori research. However, the Company is not aware of any company that has initiated clinical trials of an H. pylori vaccine product candidate. The existence of products developed by these competitors, or other products or treatments of which the Company is not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by the Company.

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

     The Company believes that both its vaccines and antibody products will be classified by the FDA as "biologic products" as opposed to "drug products." New biologic products must satisfy several requirements in order to receive regulatory approval, including: preclinical laboratory and animal tests; submission by the Company or an individual physician to the FDA of an application for an IND, or submission to an Institutional Review Board of a research institution for approval of intrastate trials, one of which must become effective before human clinical trials may start, the performance of well-controlled clinical trials; and the submission of a Product License Application ("PLA") containing the results of clinical trials and manufacturing information prior to commercial sale or shipment of the product. During the approval process, the FDA must confirm that appropriate standards were maintained during product testing and that the product meets regulatory standards for safety and efficacy. In addition to obtaining FDA approval for each PLA, an Establishment License Application ("ELA") must be filed and approved by the FDA for the manufacturing facilities for a biologic product before commercial marketing of the biologic product is permitted. As a consequence of regulatory reforms initiated in 1995, a formal ELA may not be needed for some of the Company's product candidates. However, manufacturing practices will continue to be subject to FDA regulations and review. The regulatory process may take many years and requires the expenditure of substantial resources. Before testing of any agents with potential therapeutic value in healthy human test subjects or patients may begin, government requirements for preclinical data must be satisfied. These data, obtained from studies in animals, as well as from laboratory studies, are generally submitted in an IND application or its equivalent in countries outside the United States where clinical studies are to be conducted. These preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial Phase 1 studies in human volunteers.

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

     All data obtained from this comprehensive development program are submitted as a PLA to the FDA and the corresponding agencies in other countries for review and approval. FDA approval of the PLA and the associated manufacturing documentation is required before marketing may begin in the United States. Although the FDA's policy is to review priority applications within 180 days of their filing, in practice longer times may be required. The FDA frequently requests that additional information be submitted requiring significant additional review time. Essentially, all proposed products of the Company will be subject to demanding and time-consuming PLA or similar approval procedures in the countries where the Company intends to market its products. These regulations define not only the form and content of the development of safety and efficacy data regarding the proposed product, but also impose specific requirements regarding manufacture of the product, quality assurance, packaging, storage, documentation and record keeping, labeling and advertising, and marketing procedures. Effective commercialization also requires inclusion of the Company's products in national, state, provincial, or institutional formularies or cost reimbursement systems.

     In addition, the activities of the Company, and its potential partners and licensees are subject to laws and regulations regarding, among other things, occupational safety, the use and handling of radioisotopes, environmental protection, laboratory and manufacturing working conditions, handling and disposition of potentially hazardous materials, and use of laboratory animals.

     Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities may be necessary in foreign countries prior to the commencement of marketing of the product in such countries. The approval procedure varies among countries, can involve additional testing, and the time required may differ from that required for FDA approval. Although there is now a centralized European Community approval mechanism in place, each European country may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. The Company expects to rely on corporate partners and licensees, along with Company expertise, to obtain governmental approval in foreign countries of drug formulations utilizing its compounds. See "Factors That May Affect Future Results -- Government Regulation; No Assurance of Regulatory Approval."

HEALTHCARE REIMBURSEMENT

     In both domestic and foreign markets, sales of the Company's products, if any, will depend, in part, on the availability of reimbursement from third-party payers, such as government health administration authorities, private health insurers and other organizations. Third-party payers are increasingly challenging the price and cost-effectiveness of medical products. There can be no assurance that the Company's products will be considered cost-effective or that adequate third-party reimbursement will be available to enable the Company to maintain price levels sufficient to realize an appropriate return on its investment in product development. See "Factors That May Affect Future Results -- Uncertainty of Third-Party Reimbursement."

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

EMPLOYEES

     As of March 13, 1998, OraVax employed a work force of 75 persons including 61 persons employed full-time, of which 6 are leased employees, and 8 persons employed part-time. Of this total work force, 57 persons are engaged in research and development activities and 18 are devoted to research and facilities support and administrative activities. 18 persons hold Ph.D. or M.D. degrees. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. OraVax believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. See "Factors That May Affect Future Results -- Dependence on Attraction and Retention of Key Employees." OraVax believes that its relationships with its employees are good.

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

ITEM 2. PROPERTIES

        The Company's administrative offices and research facilities consist of an aggregate of approximately 53,000 square feet of leased space at 38 Sidney Street, Cambridge, Massachusetts. The Company moved its principal offices to the 38 Sidney Street location from a nearby building in Cambridge in December 1995, significantly expanding its available laboratory and office space and improving its facilities. In January 1996, the Company leased a fully-equipped manufacturing facility of approximately 47,000 square feet in Canton, Massachusetts and purchased substantial related equipment from the former tenant. This facility was specifically designed and equipped by the former tenant for the manufacture of biological products. The Company anticipates that its initial use of the facility will be for the production of vaccines for the Joint Vaccine Acquisition Program, of the U.S. Department of Defense. The facility will also accomodate production development activities for OraVax's proprietary products depending on the outcome of product development. Existing building and capital equipment leases, which include renewal and purchase options, were transferred to the Company. In addition, the Company purchased leasehold improvements and other related assets from the former tenant, payable in installments through 1999. The Company believes these facilities are adequate for its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        The Company is not a party to any litigation or legal proceedings that it believes could have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's authorized capital stock consists of 25,000,000 shares of Common Stock, $.001 par value per share, and 2,000,000 shares of Preferred Stock, $.001 par value per share. As of March 13, 1998, there were issued and outstanding 10,405,641 shares of Common Stock held by approximately 196 stockholders of record and 6,250 shares of 6% Convertible Preferred Stock ("Convertible Preferred Stock") held by approximately 32 stockholders of record.

COMMON STOCK

        The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol ORVX since June 7, 1995. Prior to June 7, 1995, the Company's Common Stock was not publicly traded. The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by the Nasdaq National Market.


    1997                                               HIGH        LOW
    ----                                               ----        ---
First Quarter                                         $ 7.00      $ 2.375
Second Quarter                                          3.625       2.25
Third Quarter                                           2.75        2.125
Fourth Quarter                                          4.25        1.75

    1996
    ----
First Quarter                                         $15.00      $11.00
Second Quarter                                         14.50        7.25
Third Quarter                                           9.25        6.50
Fourth Quarter                                         10.75        5.25

    1995
    ----
First Quarter                                         N/A           N/A
Second Quarter (June 9, 1995 - June 30, 1995)         10.125        7.25
Third Quarter                                         16.75         8.25
Fourth Quarter                                        14.875        9.50

        On March 13, 1998, the closing price of the Company's Common Stock on the Nasdaq National Market was $1.875. The Company has never paid dividends on its Common Stock. The Company currently intends to reinvest its earnings, if any, for use in the business and does not expect to pay cash dividends in the foreseeable future.

6% CONVERTIBLE PREFERRED STOCK

        In December 1997, the Company issued and sold in a private placement to certain accredited investors for $1,000 per share an aggregate of 6,300 shares of Convertible Preferred Stock, resulting in gross proceeds to the Company of $6.3 million in the aggregate.

        Each share of Convertible Preferred Stock is entitled to receive cumulative dividends at the rate of $60.00 per share per annum, payable in shares of Convertible Preferred Stock valued at $1,000 per share, when and as declared by the Company's Board of Directors. Such dividends accrue from day to day whether or not earned or declared. Each share of Convertible Preferred Stock is also entitled to a liquidation preference of $1,000 per share, plus any accrued but unpaid dividends, in preference to any other class or series of capital stock of the Company. Except to determine whether such stock is entitled to its liquidation preference under certain circumstances, and as provided by applicable law, holders of shares of Convertible Preferred Stock have no voting rights.

        All of the Convertible Preferred shares are fully convertible, at the option of the holder. On December 23, 2002, all outstanding shares of Convertible Preferred Stock will automatically be converted into Common Stock.

        The number of shares of Common Stock issuable upon conversion of shares of Convertible Preferred Stock will equal the liquidation preference of the shares being converted divided by the then-effective conversion price applicable to the Convertible Preferred Stock (the "Conversion Price"). The Conversion Price is the lowest trading price of the Common Stock during the 22 consecutive trading days immediately preceding the date of conversion reduced by the Applicable Percentage described below. The "Applicable Percentage", which is dependent upon the time elapsed after the date of issuance to the date of measurement, will be 5.000% starting on the first day of the fourth month after the date of issuance and will increase in the subsequent 14 months to 6.125%, 7.250%, 8.375%, 9.500%, 10.625%, 11.750%, 12.875%, 14.000%, 15.125%, 16.250%,
17.375%, 18.500%, 19.750% and 21.000%, respectively. At any date after the first day of the eighteenth month after the date of issuance, the Conversion Price will be the lesser of (i) 79% of the average of the daily low trading prices of the Common Stock for the eighteenth month, (ii) 79% of the average of the daily low trading prices of the Common Stock for the twenty-fourth month, and (iii) 79% of the average of the daily low trade prices of the Common Stock for the thirtieth month. The Conversion Price is at all times also subject to customary anti-dilution adjustment for events such as stock splits, stock dividends, reorganizations and certain mergers affecting the Common Stock. No holder of Convertible Preferred Stock will be entitled to convert any share of Convertible Preferred Stock into shares of Common Stock if, following such conversion, the holder and its affiliates (within the meaning of the Exchange Act) will be the beneficial owners (as defined in Rule 13d-3 under the Exchange Act) of 10% or more of the outstanding shares of Common Stock.

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

                                    PART III


ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company are as follows:


Name                                            Age    Title
----                                            ---    -----

Lance K. Gordon, Ph.D.........................  50     President, Chief Executive Officer and Director
Thomas P. Monath, M.D.........................  57     Vice President, Research and Medical Affairs
Robert J. Gerety, M.D., Ph.D..................  58     Vice President of Development and Regulatory
                                                       Affairs
Douglas MacMaster (1)(2)......................  67     Chairman of the Board of Directors
C. Boyd Clarke (1)............................  49     Director
Andre L. Lamotte, Sc.D.(2)....................  48     Director
Allen Misher, Ph.D. (2).......................  66     Director

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

         ROBERT J. GERETY, M.D., PH.D. has served as Vice President of Development and Regulatory Affairs of the Company since April 1997. From July 1994 until he resigned in December 1996, Dr. Gerety was President and Chief Executive Officer of ImmuLogic Pharmaceutical Corporation ("ImmuLogic"), a biopharmaceutical company that develops products with an emphasis on the treatment of allergies, autoimmune diseases and drugs of abuse. From October 1993 to July 1994, he served as ImmuLogic's Executive Vice President of Pharmaceutical Development. Prior to October, 1993, Dr. Gerety was Vice President of Development Operations at Biogen Inc., a biopharmaceutical company engaged in developing, manufacturing and marketing drugs for human healthcare. From June 1985 through September 1989, Dr. Gerety was an Executive Director of Merck & Co. and head of virus and cell biology at Merck & Co. Dr. Gerety received a B.A. from Rutgers University, an M.D. from the George Washington School of Medicine and M.A. and Ph.D. degrees from Stanford University Medical School.

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

         The Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. The Board is comprised of two Class I Directors (Mr. MacMaster and Dr. Lamotte), two Class II Directors (Mr. Clarke and Dr. Misher) and one Class III Director (Dr. Gordon). At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the Class I Directors, Class II Directors and Class III Directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders held during the calendar years 1999, 2000 and 1998, respectively.

         The Board of Directors has a Compensation Committee comprised of Drs. Lamotte and Misher and Mr. MacMaster, which makes recommendations concerning salaries and incentive compensation for employees of and consultants to the Company, and an Audit Committee comprised of Messrs. Clarke and MacMaster, which reviews the results and scope of the audit and other services provided by the Company's independent public accountants.

ITEM 11. EXECUTIVE COMPENSATION

         EXECUTIVE COMPENSATION. The following table sets forth certain information with respect to the compensation paid by the Company during the fiscal years ended December 31, 1995, 1996 and 1997 to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers whose cash compensation exceeded $100,000 in 1997 (the Chief Executive Officer and such other executive officers are hereinafter referred to as the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                                                               LONG TERM
                                                                                              COMPENSATION

                                                          ANNUAL COMPENSATION(1)                AWARDS
                                                                                              SECURITIES
                                                                          OTHER ANNUAL        UNDERLYING          ALL OTHER
                                       YEAR    SALARY        BONUS(2)    COMPENSATION(3)      OPTIONS(#)     COMPENSATION($)(4)
                                      -----   ---------   ----------    ---------------       -----------    ------------------
Lance K. Gordon                        1997    $250,000      $62,500        $ 8,522             100,000               ---
President and Chief                    1996    $250,000      $56,250        $ 6,067              40,000               ---
Executive Officer                      1995    $220,500      $40,794        $ 7,009                 ---           $45,653

Thomas P. Monath                       1997    $190,000      $52,500        $ 3,417              50,000               ---
Vice President, Research               1996    $190,000      $42,750        $ 2,250                 ---               ---
and Medical Affairs                    1995    $157,500      $29,138        $ 5,034                 ---               ---

Robert J. Gerety                       1997    $188,815      $37,500        $43,855             125,000               ---
Vice President of                      1996        ---          ---             ---                 ---               ---
Development and Regulatory             1995        ---          ---             ---                 ---               ---
Affairs

Keith S. Ehrlich(5)                    1997    $145,000      $36,250        $10,017              75,000               ---
Vice President, Finance and            1996    $145,000      $26,100        $   799              10,000               ---
Administration                         1995    $131,250      $24,938        $ 1,039                 ---               ---

----------
(1) Includes amounts payable in a subsequent fiscal year for services rendered by the Named Executive Officer in the fiscal year.
(2) Other compensation in the form of perquisites and other personal benefits has been omitted because it constitutes less than the lesser of $50,000 or ten percent of the total annual salary and bonus for the Named Executive Officer.
(3) Includes term-life insurance premiums and financial planning expenses paid by the Company to the Named Executive Officer.
(4)  Represents relocation allowances paid by the Company.
(5) Mr. Ehrlich resigned as an officer of the Company effective as of January 29, 1998.

         OPTION GRANT TABLE. The following table sets forth certain information regarding options granted by the Company to the Named Executive Officers during the fiscal year ended December 31, 1997:

                        OPTION GRANTS IN LAST FISCAL YEAR

                               Individual Grants


                                                                                                         Potential
                                                                                                      Realizable Value
                                                                                                         at Assumed
                                 Number of        Percent of                                             Stock Price
                                 Shares of       Total Options                                         Annual Rates of
                               Common Stock       Granted to                                            Appreciation
                                 Underlying        Employees                                         For Option Term(1)
                                  Options          in Fiscal        Exercise      Expiration
Name                            Granted(#)           Year          Price($/sh)       Date             5%($)      10%($)
----                           ------------      -------------     -----------    ----------        --------------------

Lance K. Gordon............       100,000          20.1%            $2.50         3/24/07           $157,224    $398,436
Thomas P. Monath...........        50,000(2)       10.0%            $2.50         3/24/07            $78,610    $199,220
Robert J. Gerety...........       125,000(3)       25.1%            $3.00         4/03/07           $235,838    $597,653
Keith S. Ehrlich(4)........        75,000          15.0%            $2.50         3/24/07           $117,915    $298,830

----------
(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. This table does not take into account any appreciation in the price of the Common Stock to date. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date at which the options are exercised.
(2) Option vests in 16 equal quarterly installments commencing on March 31, 1997.
(3) Option vests in four equal annual installments commencing on April 3, 1998.
(4) Mr. Ehrlich resigned as an officer of the Company effective
    January 29, 1998.

     YEAR-END OPTION TABLE. The following table sets forth certain information regarding stock options exercised during the year ended December 31, 1997 and stock options held as of December 31, 1997, by the Named Executive Officers:

                      AGGREGATED OPTION EXERCISES IN LAST
                        FISCAL YEAR AND FISCAL YEAR-END
                                 OPTION VALUES


                                      Number of                         Number of Shares
                                      Shares of                      Underlying Unexercised     Value of Unexercised In-
                                    Common Stock        Value              Options at             the-Money Options at
                                     Acquired on       Realized        Fiscal Year-End (#)        Fiscal Year-End($)(2)
Name                                Exercise (#)        ($)(1)      Exercisable/unexercisable  Exercisable/unexercisable
----                               --------------      --------     -------------------------  -------------------------
Lance K. Gordon..................        ---             ---             176,223/93,003               $132,546/$0
Thomas P. Monath.................        ---             ---             148,557/48,502                $92,497/$0
Robert J. Gerety.................        ---             ---                ---/125,000                    ---/$0
Keith S. Ehrlich(3)..............        ---             ---              64,554/60,500                     $0/$0

----------
(1) Represents the difference between the exercise price and the fair market value on the date of exercise.
(2) Based on the fair value of the Common Stock on December 31, 1997 ($1.75), less the option exercise price.
(3) Mr. Ehrlich resigned as an officer of the Company effective as of January 29, 1998.

         DIRECTOR COMPENSATION. Except as described below, the Company's directors do not receive any cash compensation for service on the Board of Directors or any committee thereof, but are reimbursed for actual expenses incurred in connection with attending meetings of the Board and any committee thereof. The Company pays reasonable travel and out-of-pocket expenses incurred by non-employee Directors in connection with attendance at meetings to transact the business of the Company or attendance at meetings of the Board of Directors or any committee thereof. In April 1994, the Company entered into an agreement with Mr. MacMaster, Chairman of the Board of Directors, pursuant to which Mr. MacMaster receives an annual retainer of $25,000 paid quarterly in advance, a fee of $2,000 per day for attending meetings of the Board of Directors or other meetings attended at the request of the Company's President or the Board of Directors, including monthly advisory meetings, plus travel expenses. Mr. MacMaster received an option effective February 6, 1995, to purchase 12,750 shares of Common Stock at an exercise price of $3.529 per share. The option vests in five equal annual installments commencing one year after the date of grant. In February 1996, the Company entered into an agreement with Dr. Misher pursuant to which Dr. Misher receives an annual retainer of $5,000 and a fee of $1,500 per meeting of the Board of Directors attended. In addition, on February 5, 1996, Dr. Misher received an option to purchase 10,000 shares of Common Stock at an exercise price of $13.25 per share. The option vests in three equal annual installments commencing one year after the date of grant. In March 1997, the Company entered into an agreement with Mr. Clarke pursuant to which Mr. Clarke receives an annual retainer of $5,000 and a fee of $1,500 per meeting of the Board of Directors attended. In addition, on March 7, 1997, Mr. Clarke received an option to purchase 10,000 shares of Common Stock at an exercise price of $5.50 per share. The option vests in three equal annual installments commencing one year after the date of grant.

EMPLOYMENT AGREEMENTS

         Under the terms of an employment agreement dated July 19, 1990, Dr. Gordon serves as President, Chief Executive Officer and a director of the Company and is entitled to receive an annual base salary, as determined by the Board of Directors, plus a bonus based upon the achievement of certain defined management objectives. The employment agreement automatically renews for successive 12-month periods. Dr. Gordon's employment is terminable (i) by the Company or Dr. Gordon at any time upon not less than six months' prior written notice or (ii) by the Company, for "cause" (as defined in the employment agreement), immediately upon written notice. In the event the Company elects not to extend the employment agreement or terminates Dr. Gordon without "cause," the Company must pay Dr. Gordon a one time severance payment equal to fifty percent (50%) of his annual base salary in effect at the time. Dr. Gordon has agreed, for a period of one year following termination of his employment, not to engage in any business activity that directly or indirectly competes with the Company or to provide any services to the Company's competition or its clients. Dr. Gordon also has agreed not to disclose any of the Company's proprietary information to third parties without the written approval of the Company either during or after his employment. In connection with the execution of his employment agreement, the Company agreed to sell, and Dr. Gordon agreed to buy, 70,834 shares of the Company's Common Stock at a purchase price of $0.235 per share. See "Certain Transactions."

         Under the terms of an employment agreement dated October 18, 1991, Dr. Monath serves as Vice President, Research and Development and is entitled to receive an annual base salary as determined by the Board of Directors and to participate in the bonus program for the Company's executive officers. Pursuant to the employment agreement, the Company granted Dr. Monath an option to purchase 39,006 shares of the Company's Common Stock at $0.706 per share, vesting over a four-year period, and reimbursed Dr. Monath for expenses associated with his relocation to the Boston, Massachusetts area.

         Under the terms of an employment agreement dated April 3, 1997, Dr. Gerety serves as Vice President of Development and Regulatory Affairs and is entitled to receive an annual base salary as determined by the Board of Directors and to participate in the bonus program for the Company's executive officers. Pursuant to the employment agreement, the Company granted Dr. Gerety an option to purchase 125,000 shares of the Company's Common Stock at $3.00 per share, vesting over a four-year period.

         Each of the employment agreements with Drs. Monath and Gerety is for an initial period of three years and is thereafter automatically renewable for successive twelve-month periods unless terminated by either party by giving six-months' prior written notice to the other. The employment of Drs. Monath and Gerety is terminable by the Company, by giving prior written notice, at any time, with or without "cause" (as defined in their employment agreements). In the event the Company terminates Dr. Monath's or Dr. Gerety's employment without "cause," the terminated party is entitled to receive his then current salary for a period of six months following such termination. In addition, Drs. Monath and Gerety have agreed, for a period of three years, not to engage in any business activity that directly or indirectly competes with the Company or to provide any services to the Company's competition. Drs. Monath and Gerety have also entered into Confidential Information and Invention Assignment Agreements with the Company pursuant to which each of them has agreed (i) not to disclose any of the Company's proprietary information to third parties without the prior written approval of the Company either during or after his employment and (ii) to assign to the Company his full right and title in and to any inventions made during the course of his employment with the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of the Compensation Committee are Drs. Lamotte and Misher and Mr. MacMaster. No member of the Compensation Committee was at any time during 1997, or formerly, an officer or employee of the Company or any subsidiary of the Company, nor has any member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934.

         During 1997, no executive officer of the Company has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director of or member of the Compensation Committee of the Company.

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

                  Sustained Performance. Executive officers are rewarded based upon corporate performance and individual performance. Corporate performance is evaluated by reviewing the extent to which strategic and business plan goals are met, including such factors as achievement of operating budgets, establishment of strategic licensing and development alliances with third parties, timely development of new processes and products, and performance relative to competitors. Individual performance is evaluated by reviewing attainment of a specified individual objectives and the degree to which teamwork and company values are fostered.

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

         Dr. Gordon's 1997 Compensation. Dr. Gordon, President and Chief Executive Officer of the Company, is eligible to participate in the same executive compensation plans available to other executives. Dr. Gordon's salary for 1997 remained at $250,000. Dr. Gordon also received bonus compensation of $62,500 in 1997. The Compensation Committee believes that Dr. Gordon's annual compensation has been set at a level competitive with other companies in the industry.

                             COMPENSATION COMMITTEE

                                                     Andre L. Lamotte
                                                     Allen Misher
                                                     Douglas MacMaster

COMPARATIVE STOCK PERFORMANCE

         The comparative stock performance graph below compares the cumulative stockholder return on the Common Stock of the Company for the period from June 8, 1995 (the effective date of the initial public offering of the Company's Common Stock) through December 31, 1997 with the cumulative total return on (i) the Total Return Index for the Nasdaq Stock Market (U.S. Companies) (the "Nasdaq Composite Index"), and (ii) the Nasdaq Pharmaceutical Index (assuming the investment of $100 in the Company's Common Stock, the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index on June 8, 1995 and reinvestment of all dividends). Measurement points are on June 8, 1995 and the last trading day of the years ended December 31, 1996 and 1997. Prior to June 8, 1995, the Company's Common Stock was not registered under the Securities Exchange Act of 1934.


     __________________________________________________________________________

$250      [ ]CRSP Nasdaq Stock Market
          [ ]CRSP Pharmaceutical Stocks________________________________________
          [ ]OraVax, Inc.
     __________________________________________________________________________

$200
     __________________________________________________________________________

$150
     __________________________________________________________________________

$100
     __________________________________________________________________________

$50
     __________________________________________________________________________

$0
     __________________________________________________________________________

       6/8/95             12/31/95             12/31/96             12/31/97
     __________________________________________________________________________

                                   6/8/95     12/29/95    12/31/96    12/31/97
     __________________________________________________________________________

      CRSP Nasdaq Stock Market     $100.00    $120.32     $148.00      $181.59
      CRSP Pharmaceutical Stocks   $100.00    $159.71     $159.88      $165.22
      OraVax, Inc.                 $100.00    $117.50      $52.50      $17.50
     __________________________________________________________________________


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 13, 1998, with respect to the beneficial ownership of the Company's Common Stock by
(i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table under the heading "Executive Compensation" above and (iv) all directors and executive officers of the Company as a group.

         The number of shares of Common Stock beneficially owned by each director or executive officer is determined under the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after March 13, 1998 through the exercise of any stock option or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. the inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

         As of March 13, 1998, no director or executive officer of the Company beneficially owned any shares of Convertible Preferred Stock.

                                                                      Number of
                                                                      Shares of
                                                                       Common        Percentage of    Percentage of
                                                                        Stock            Common        Total Voting
                                                                    Beneficially         Stock        Capital Stock
                        Beneficial Owner                                Owned          Outstanding      Outstanding
----------------------------------------------------------------    ------------     -------------    -------------
5% STOCKHOLDERS
Wellington Management Company, LLP (1)..........................      1,010,700           9.8%             9.8%
Vanguard Specialized Portfolios -- Health
  Care Portfolio (2)............................................        602,600           5.8%             5.8%
Medical Science Partners, L.P.(3)...............................        600,857           5.8%             5.8%

DIRECTORS
C. Boyd Clarke (4)..............................................          6,666              *                *
Lance K. Gordon (5).............................................        229,445           2.2%             2.2%
Andre L. Lamotte (6)............................................        603,695           5.8%             5.8%
Douglas MacMaster (7)...........................................         18,700              *                *
Allen Misher (8)................................................          6,666              *                *

OTHER EXECUTIVE OFFICERS
Keith S. Ehrlich (9)............................................        128,925           1.2%             1.2%
Robert J. Gerety (10)...........................................         48,750              *                *
Thomas P. Monath (11)...........................................        154,507           1.5%             1.5%
All directors and executive officers as a group (12)............      1,189,855          11.0%            11.0%

----------

*   Less than 1%.
(1) The information reported is based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 1998. The address of this entity is 75 State Street, Boston, MA 02109.
(2) The information reported is based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 9, 1998. The address of this entity is 100 Vanguard Boulevard, VM #V34, Malvern, PA 19355.
(3) Includes 26,320 shares held by Medical Science II Co-Investment L.P. ("MSP II-Co") and 149,544 shares held by Medical Science Partners II, L.P. ("MSP II"). Medical Science Partners, L.P. ("MSP") is an affiliate of MSP II-Co and MSP II and may be deemed to be the beneficial owner of shares held by such entities. The address of MSP is 20 Williams Street, Suite 250, Wellesley, MA 02181.
(4) Represents shares which Dr. Clarke may acquire upon the exercise of options within 60 days after March 13, 1998.

(5) Includes 166,216 shares of Common Stock which Dr. Gordon has the right to acquire within 60 days after March 13, 1998 upon exercise of outstanding stock options.
(6) Includes 424,993 shares held by MSP, 26,320 shares held by MSP II-Co and 149,544 shares held by MSP II. Dr. Lamotte is the Managing General Partner of Medical Science Ventures, the General Partner of MSP and is the Managing General Partner of Medical Science Ventures II, the General Partner of MSP II and MSP II-Co, and may be deemed to be the beneficial owner of the shares held by Partner of MSP II and MSP II-Co, and may be deemed to be the beneficial owner of the shares held by MSP, MSP II and MSP II-Co although Dr. Lamotte disclaims beneficial ownership of such shares. The address of Dr. Lamotte is c/o MSP, 20 Williams Street, Suite 250, Wellesley, MA 02181.
(7) Represents shares which Mr. MacMaster may acquire upon the exercise of options within 60 days after March 13, 1998.
(8) Represents shares which Dr. Misher may acquire upon the exercise of options within 60 days after March 13, 1998.
(9) Includes 124,899 shares which Mr. Ehrlich may acquire upon the exercise of options within 60 days after March 13, 1998. Mr. Ehrlich resigned as an officer of the Company effective January 22, 1998.
(10) Includes 31,250 shares which Dr. Gerety may acquire upon the exercise of options within 60 days after March 13, 1998.
(11) Includes 148,557 shares which Dr. Monath may acquire upon the exercise of options within 60 days after March 13, 1998.
(12) Includes 502,954 shares which all directors and executive officers as a group may acquire upon the exercise of options within 60 days after March 13, 1998.


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

                1. The following financial statements (and related notes) of the Company are included as APPENDIX C of this Report:

                       Report of Independent Accountants
                       Consolidated Balance Sheets - December 31, 1996 and 1997. Consolidated Statements of Operations - Fiscal years ended December 31, 1995, 1996 and 1997.
                       Consolidated Statements of Stockholders' Equity
                       (Deficit) - Fiscal years ended December 31, 1995, 1996 and 1997.
                       Consolidated Statements of Cash Flows - Fiscal years ended December 31, 1995, 1996 and 1997.
                       Notes to Consolidated Financial Statements.

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

         (b)    On January 21, 1998, the Company filed a Current Report on
Form 8-K dated as of December 23, 1997 relating to the issuance and sale by the Company of 6,300 shares of Convertible Preferred Stock.

         The following trademarks of the Company are mentioned in this Annual Report on Form 10-K: OraVax, Viricle.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of March, 1998.

                                            ORAVAX, INC.


                                            By: /s/ Lance K. Gordon
                                                ---------------------------
                                                Lance K.  Gordon, President
                                                and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


          Signature                   Title                      Date
          ---------                   -----                      ----
/s/ Lance K. Gordon       President, Chief Executive Officer)
-----------------------   and Director (principal executive )
Lance K. Gordon           officer and principal financial   )
                          officer)                          )

/s/ Lisa M. Bruneau       Controller (controller and        )
-----------------------   principal accounting officer)     )
Lisa M. Bruneau

/s/ Douglas MacMaster     Director                          )     March 19, 1998
-----------------------
Douglas MacMaster

/s/ C. Boyd Clarke        Director                          )
-----------------------
C. Boyd Clarke

/s/ Andre L. Lamotte      Director                          )
-----------------------
Andre L. Lamotte

/s/ Allen Misher          Director                          )
-----------------------
Allen Misher

                                  EXHIBIT INDEX

         The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.                        Description
-----------                        -----------

 3.1(2) Form of Second Amended and Restated Certificate of Incorporation of the Company.

 3.2(2)        Amended and Restated By-Laws of the Company.

 4.1(2) Specimen Certificate for shares of Common Stock, $.001 par value, of the Company.

 4.2(6) Rights Agreement dated as of April 2, 1997 between the Company and The First National Bank of Boston.

 4.3(7)        Certificate of Designations of the Convertible Preferred Stock.

10.1(1)(2)     1990 Stock Option Plan, as amended.

10.2(1)(2)     1995 Stock Option Plan.

10.3(1)(2)     Employment Agreement between the Company and Lance K. Gordon dated as of July 19, 1990.

10.4(1)(2)     Employment Agreement between the Company and Thomas P. Monath dated October 18, 1991.

10.5(1)(2)     Stock Purchase Agreement between the Company and Lance K. Gordon dated as of September 28, 1990.

10.6(2)        Consulting Agreement between the Company and Dr. Jean-Pierre
               Kraehenbuhl dated as of January 1, 1990.

10.7(2) Consulting Agreement between the Company and Dr. Marian Neutra dated as of January 1, 1990.

10.8(1)(4)     Letter Agreement dated February 5, 1996 between the Company and
               Allen Misher.

10.9(1)(5)     Letter Agreement dated February 10, 1997 between the Company and
               C. Boyd Clarke.

10.10(2)       Master Lease Agreement between Comdisco and the Company dated
               March 31, 1993.

10.11(2) Equipment Schedule to Master Lease Agreement between Comdisco and the Company dated June 21, 1994.

10.12(2)+      Invention and License Administration Agreement between the
               President and Fellows of Harvard College and the Swiss Institute
               for Experimental Cancer Research dated October 22, 1990.

10.13(2)+      Research and Development Agreement among the Company, Foundation
               Pour La Recherche Des Maladies Gastro-Intestinales, Dr. Andre
               Blum and Kieta Holding, S.A. dated April 2, 1992, as amended in
               February 1993 and January 1994.

10.14(2)+      Invention and License Administration Agreement among Foundation
               Pour La Recherche Des Maladies Gastro-Intestinales, the Swiss
               Institute for Experimental Cancer Research and Dr. Jean-Pierre
               Kraehenbuhl dated April 2, 1992.

10.15(2)+      Invention and License Administration Agreement among Foundation
               Pour La Recherche Des Maladies Gastro-Intestinales, Max-Planck
               Institute for Biology and Dr. Rainer Haas dated April 1992 and related Participation Agreement.

10.16(2) Participation Agreements by and between the Company and each of Dr. Rainer Haas, Sven Gustafson, Dr. Jean-Pierre Kraehenbuhl, Dr.
               Madeleine Heitz, Dr. Pierre Michetti and Dr. Andre Blum.

10.17(2)+      Agreement between the Company, the Natural Environmental Research
               Council and Dr. D.H.L. Bishop dated May 15, 1992.

10.18(2)+      Collaborative Development and License Agreement between the
               Company and Techlab, Inc. dated March 31, 1993.

10.19(2)+      Industrial Research Agreement between the Company, Case Western
               Reserve University, Dr. Steven J. Czinn and Dr. John G. Nedrud
               dated October 14, 1993.

10.20(2)+      Assignment Agreement among the Company, Dr. Steven J. Czinn and
               Dr. John G. Nedrud dated October 14, 1993.

10.21(2)+      Cooperative Research and Development Agreement between the
               Company and Walter Reed Army Institute of Research dated December
               19, 1994.

10.22(2)+      Master Agreement between the Company and Pasteur Merieux Serums &
               Vaccins S.A. dated March 31, 1995.

10.23(2)+      Research and Development Agreement between the Company and
               Merieux OraVax S.N.C. and OraVax, Merieux Co. dated March 31,
               1995.

10.24(3)       Lease dated October 27, 1995 between the Company and Forest City
               38 Sidney Street, Inc.

10.25(4)       Assignment of Lease dated as of January 1, 1996 between
               Immunogen, Inc. and the Company.

10.26(4)       Landlord's Waiver, Consent and Agreement dated as of January 1,
               1996 by and among AEW No. 1 Corporation, Aberlyn Capital
               Management Limited Partnership and the Company.

10.27(4)       Consent to Assignment and Leasehold Mortgage dated as of January
               1, 1996 by and among AEW No. 1 Corporation, Immunogen, Inc. and the Company.

10.28(4)+      License Agreement dated as of February 6, 1996 between Institut
               Pasteur and the Company.

10.29(7)       Form of Preferred Stock Investment Agreement dated as of December
               23, 1997.

10.30++ Agreement dated as of September 29, 1997 between the Company and Evans Medical Limited.

10.31(1)       Employment Agreement dated April 3, 1997 between the Company and
               Robert J. Gerety.

21(4)          Subsidiaries of the Company.

23.1           Consent of Coopers & Lybrand L.L.P.

27             Financial Data Schedule.

----------

(1) Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

(2) Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 33-90936).

(3) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.

(4) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(6) Incorporated herein by reference to the Company's Registration Statement on Form 8-A dated April 11, 1997 (File No. 0-26034).

(7) Incorporated herein by reference to the Company's Current Report on Form 8-K dated December 23, 1997.

+   Confidential treatment granted as to certain portions.

++ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

                                                                      APPENDIX A


                             SELECTED FINANCIAL DATA

     The selected financial data set forth below with respect to the Company's statements of operations for each of the five years in the period ended December 31, 1997 are derived from financial statements that have been audited by Coopers & Lybrand L.L.P., independent accountants. The statement of operations data for the years ended December 31, 1993 and 1994, and the Balance Sheet data for the years ended December 31, 1993, 1994 and 1995 is derived from audited financial statements not included in this Annual Report on Form 10-K. The data set forth below should be read in conjunction with " Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

                             SUMMARY FINANCIAL DATA


                                               1993             1994              1995               1996              1997

Statement of Operations Data:
Revenues:
   Collaborative research and
     development ....................   $         --      $         --      $      8,684      $      6,595      $      7,587
   Government grants and other ......            349               257               311               870               583
   Interest .........................             78                51             1,080             1,280               683
                                        ------------      ------------      ------------      ------------      ------------
                                                 427               308            10,075             8,745             8,853
Expenses:
   Research and development .........          5,981             8,406            12,450            21,009            14,589
   General and administrative .......          1,848             2,580             3,299             3,750             3,422
   Interest .........................             92               190                87               523               418
                                        ------------      ------------      ------------      ------------      ------------
                                               7,921            11,176            15,836            25,282            18,429
Equity in joint venture..............                                             (2,436)           (5,085)           (6,236)
                                                                            ------------      ------------      ------------
Net loss (1) ........................         (7,494)          (10,868)           (8,197)          (21,622)          (15,812)
Net loss to common stockholders (1)..         (7,494)          (10,968)           (8,305)          (21,622)          (15,812)


Basic and diluted loss per share ....                                       $      (1.90)     $      (2.46)     $      (1.58)

Weighted average number of basic
  and diluted shares outstanding ....                                          4,377,131         8,794,775        10,031,222


                                                                      December 31,
                                           -----------------------------------------------------------------------------------------
                                               1993         1994          1995         1996         1997
Balance Sheet Data:
Cash and investments ...................   $  1,042      $  3,706      $ 27,631     $ 22,125     $ 11,722
Total assets ...........................      3,050         5,195        29,833       28,744       17,344
Working capital ........................       (218)        1,400        23,109       14,694        7,837
Long term obligations ..................        679           462           492        2,659        1,298
Convertible preferred stock ............     14,988        27,331             -            -        5,601
Total stockholders' equity (deficit) ...    (14,152)      (25,038)       24,513       18,424        9,785


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

                                                                  APPENDIX B

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since its inception in 1990, the Company has been engaged in the discovery and development of vaccines and injected antibody products to prevent or treat human infectious diseases.

     To date, the Company has not received any revenues from the sale of products and does not expect to receive any such revenues until late 1999. The first product revenues are anticipated from sales of the yellow fever vaccine, under the Company's partnership with Evans Medical Limited. The Company's losses incurred since inception resulted principally from expenditures under its research and development programs and the Company expects to incur significant operating losses over the next several years due primarily to expanded research and development efforts, preclinical testing and clinical trials of its product candidates, the acquisition of additional technologies, the establishment of manufacturing capability and the performance of commercialization activities. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the progress of the Company's research and development efforts, the receipt, if any, of milestone payments, the timing of certain expenses and the establishment of collaborative research agreements.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     The Company's total revenues increased to $8,853,000 in 1997 from $8,745,000 in 1996. In 1997, the Company's revenues consisted of $7,587,000 earned under its collaboration (the "Joint Venture") with Pasteur Merieux Connaught ("PMC") which was entered into during 1995, $583,000 from government grants and other research revenues, and $683,000 in interest earned on invested funds. In 1996, the Company's revenues consisted of $6,595,000 earned under the Joint Venture with PMC, $870,000 from government grants and other research revenues, and $1,280,000 in interest earned on invested funds. The increased revenue was attributable to increased budgeted activities, for research and development, of the Joint Venture with PMC offset by a decrease in interest income as a result of declining cash investments and a decrease in grant revenue as a result of expired grants from the National Institute of Health.

     The Company's total costs and expenses decreased to $18,429,000 in 1997 from $25,282,000 in 1996. Research and development expenses decreased 31% to $14,589,000 in 1997 from $21,009,000 in 1996, principally reflecting the 1996 conduct of both a Phase II clinical trial under its H.pylori program and a Phase III clinical trial under its RSV program, and the 1996 production of necessary supplies of clinical materials for its Phase III clinical trial. In addition, the Company reduced its workforce by approximately 25% in early April 1997. General and administrative expenses decreased 9% to $3,422,000 in 1997 from $3,750,000 in 1996 as decreased expenses associated with the workforce reduction in the second quarter of 1997 offset increases which the Company had incurred in the first quarter of 1997 as compared to the same period in 1996. Interest expense decreased to $418,000 in 1997 from $523,000 in 1996, principally due to the expiration of some equipment leases.

     The Company accounts for its investment in the Joint Venture Partnerships, through which the Joint Venture began conducting its research beginning in the second quarter of 1995, under the equity method of accounting. Accordingly, the Company recorded its $5,085,000 and $6,236,000 share of the Joint Venture Partnerships' losses during the years ended December 31, 1996 and 1997, respectively. The increased loss was principally attributable to increased budgeted activities, for research and development, of the Joint Venture in 1997 as compared with 1996.

     The Company incurred a net loss of $15,812,000 in 1997 compared to a net loss of $21,622,000 in 1996.

     YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

     The Company's total revenues decreased to $8,745,000 in 1996 from $10,075,000 during 1995. In 1996, the Company's revenues consisted of $6,595,000 earned under its collaboration (the "Joint Venture") with Pasteur Merieux Connaught. ("PMC") which was entered into during 1995, $870,000 from government grants and other research revenues and $1,280,000 in interest earned on invested funds. In 1995, the Company's revenues consisted of $8,684,000 earned under the Joint Venture, of which $3,816,000 represented up front payments earned in connection with the initiation of the Joint Venture, $311,000 from government grants and $1,080,000 in interest earned on invested funds.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standard Board issued Statement of Accounting Standards No.130, "Reporting Comprehensive Income". This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998. The Company does not expect the adoption of FAS 130 to materially effect the financial statement presentation.

     In June 1997, the Financial Accounting Standard Board also issued Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information". This Statement specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     In January and March 1995, the Company sold an aggregate of 216,237 shares of Series Preferred Stock for net cash proceeds of $9.2 million. These shares were converted to common stock upon the closing of the Company's initial public offering in June 1995.

     In March 1995, the Company entered into a Joint Venture with Pasteur Merieux Connaught ("PMC") for the development, manufacturing, marketing and sale of immuno-therapeutic and preventive vaccines against H. pylori infections in humans. Under the Joint Venture, OraVax and PMC agreed to develop vaccines which use the urease protein or any of its sub-units as an antigen (the "Target Products"). OraVax and PMC will share equally in profits from the sales of the Target Products and in all future research, development, clinical and commercialization costs. OraVax and PMC estimate that research, development and clinical costs will exceed $50.0 million. PMC is providing technical expertise and will also provide marketing expertise to the Joint Venture. PMC made an initial payment of $3.2 million directly to OraVax which included $0.6 million to recognize the value of research and development conducted by OraVax in the first quarter of 1995 prior to the formation of the Joint Venture, and a milestone payment of $2.6 million to recognize the value of technology previously developed by OraVax and made available to the Joint Venture. In addition, PMC purchased $2.5 million of the Company's Series Preferred Stock. Subsequently, PMC purchased an additional $1.0 million of common stock in the Company's initial public offering. In addition, PMC agreed to pay the Company directly up to $12.0 million during the development period, subject to the achievement of certain clinical and regulatory milestones, of which $0.6 million was paid to OraVax in December 1995. However, there can be no assurance that the milestones which trigger such future payments will be achieved. Beginning in the second quarter of 1995, research, development and commercialization activities of the Joint Venture were conducted through two equally controlled partnerships which have contracted with OraVax to perform research and development and clinical trial activities. OraVax earned $6.6 million and $7.6 million under these contracts in 1996 and 1997, respectively. In addition, during 1996 and 1997, the Joint Venture entered into research and development contracts with PMC and third parties. The research and development budgets of the two partnerships comprising the Joint Venture are established by joint committees in which each of the venturers has an equal participation and role. The venturers will pay approximately equal shares of the agreed budgets. OraVax will receive revenue from the partnerships for the research and development work which is requested to be performed by OraVax and funded by the Partnerships. There can be no assurance, however, that OraVax will be selected to perform such work. The Joint Venture provides for certain rights of termination, but, absent any breach, either party may unilaterally terminate the Joint Venture. The venture's have agreed to fund through the Joint Venture, on an annual basis, the research and development, clinical and pharmaceutical development costs, and the Executive Committee of the Joint Venture has currently approved funding of such costs through December 1998.

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

     In January 1996, the Company leased an approximately 47,000 square foot GMP-compliant manufacturing facility in Canton, Massachusetts and acquired related equipment and leasehold improvements from the former tenant. This facility was specifically designed and equipped by the former tenant for the manufacture of biological products. The Company anticipates that its initial use of the facility will be for the production of vaccines for the Joint Vaccine Acquisition Program, of the U.S. Department of Defense. This facility will also accommodate production development activities for OraVax's proprietary products depending on the outcome of product development. Existing building and capital equipment leases, which include renewal and purchase options, were transferred to the Company. In addition, the Company purchased leasehold improvements and other related assets from the former tenant, payable in installments through 1999.

     The costs to lease and equip these facilities will be funded in whole, or in part, either through the Department of Defense Program, existing cash and investments, proceeds from offerings of securities, or other methods of financing including mortgage or lease financing, if available to the Company on acceptable terms. In addition, the Company expects to continue its current practice of leasing most of its capital equipment, provided such lease financing continues to be available to the Company on acceptable terms. The timing and amount of costs of developing the manufacturing facility, and the capital requirements thereon, will be dependent upon the timing of when it is put into use for the scale-up of manufacturing, and further negotiations with the Joint Vaccine Acquisition Program Principals.

     In June 1996, the Company sold 2,300,000 shares of its common stock for $7.25 per share in a follow-on public offering, providing net proceeds of approximately $15.2 million.

     In December 1997, the Company sold 6,300 shares of its 6% Convertible Preferred Stock, for $1,000 per share, in a private placement financing, providing gross proceeds of $6.3 million, of which $4.9 million was received in 1997 and $1.4 million in January 1998. Net proceeds were approximately $5.6 million.

     In December 1997, the Company sold 240,000 shares of its common stock, for $1.91 per share, in a private placement financing, providing net proceeds of $396,000.

     The Company's aggregate cash and investments were $11,722,000 at December 31, 1997, a decrease of $10,403,000 since December 31, 1996. Cash used by operations during the period, principally to support research and development, was $7,940,000. The Company expended $253,000 for property and equipment, repaid $1,530,000 of its capital lease obligations, and repaid $330,000 of its installment debt, net of accrued interest, during the period. In addition, the Company invested $5,082,000 in the Joint Venture during the year ended December 31, 1997.

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

     The Company plans to finance these cash needs in the near term principally through its existing cash reserves, together with interest earned thereon, revenues, payments and reimbursements under the Company's Joint Venture with PMC and facilities and equipment financing. The Company believes, based upon its current operating plan, that, in addition to its available cash balances and known revenues, it will need additional financing in order to fund the Company's operations in the second half of 1998. The Company will require additional funds to conduct, if planned, a Phase III trial of its HNK20 product candidate and for HNK20 manufacturing start up. Moreover, changes in the Company's research and development plans or other events affecting the Company's operations may result in accelerated or unexpected expenditures. In addition, the Company will need substantial additional capital to fund its operations for the manufacturing and marketing of any of its successful product candidates. Possible sources of capital include strategic corporate partnerships and private equity financing, both of which the Company is actively pursuing. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any of these sources, or if available, will be available on terms satisfactory to the Company. The Company's inability to obtain needed funding on satisfactory terms may require the Company to delay, curtail or eliminate one or more of its planned product development programs, scale back its planned manufacturing operations or enter into collaborative arrangements that may require the Company to issue additional equity or relinquish rights to certain technologies or product candidates that the Company would not otherwise issue or relinquish.

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

     FUTURE CAPITAL NEEDS. In addition, the Company will require substantial additional funds in order to continue its research and development programs, preclinical and clinical testing of its product candidates and to conduct full scale manufacturing and marketing of any pharmaceutical products that may be developed. The Company's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the purchase of additional facilities and capital equipment. The Company believes, based upon its current operating plan, that, in addition to its available cash balances and known revenues, it will need additional financing, in the second half of 1998, in order to fund the Company's planned operations. Possible sources of capital include strategic corporate partnerships and private equity financing, both of which the Company is actively pursuing. There can be no assurance, however, that changes in the Company's research and development plans, acquisitions or other events affecting the Company's operations will not result in accelerated or unexpected expenditures. Thereafter, the Company will need to raise substantial additional capital to fund its operations. There can be no assurance, however, that additional financing will be available, or if available, will be available on acceptable or affordable terms.

     MANUFACTURING LIMITATIONS. At present, the Company's ability to manufacture its products is limited to clinical trial quantities. At present, the Company does not have the capability to manufacture commercial quantities of products. The Company's strategy is to develop manufacturing facilities, initially through the manufacturing agreements for products funded by the U.S. Department of Defense's Joint Vaccine Acquisition Program and to expand their use in the future, for producing both pilot-scale and commercial quantities of its proprietary products. To ensure compliance with current Good Manufacturing Practices ("cGMP") imposed by the FDA, OraVax will need to establish sufficient technical staff to oversee all product operations, including quality control, quality assurance, technical support and manufacturing management. The Company may enter into arrangements with contract manufacturing companies to expand its own production capacity in order to meet requirements for its product candidates. If the Company chooses to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished pharmaceutical or other medical products (if any), clinical trials, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers must operate in compliance with cGMP. The Company's potential dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely and competitive basis.

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

     YEAR 2000 ISSUES. The approaching millennium ("Year 2000") could result in challenges related to the Company's computer software, accounting records and relationships with suppliers, collaborative partners and licensees. Management of the Company is studying Year 2000 issues and is seeking to avoid such problems. Based on the Company's review of its business and operating systems, the Company does not expect to incur material costs with respect to assessing and remediating Year 2000 problems; however, there can be no assurance that such problems will not be encountered or that the costs incurred to resolve such problems will not be material.

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

                                                                      APPENDIX C

                                  ORAVAX, INC.

                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                       PAGE
Report of Independent Accountants........................................    2
Consolidated Balance Sheets as of December 31, 1996 and 1997.............    3
Consolidated Statements of Operations for the years ended
   December 31, 1995, 1996 and 1997......................................    4
Consolidated Statements of Stockholders' Equity (Deficit)
   for the years ended December 31, 1995, 1996 and 1997..................    5
Consolidated Statements of Cash Flows for the years ended
   December 31, 1995, 1996 and 1997......................................    6
Notes to Consolidated Financial Statements...............................    7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of OraVax, Inc.:

     We have audited the accompanying consolidated balance sheets of OraVax, Inc. as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OraVax, Inc. as of December 31, 1996 and 1997, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and will require additional funds to continue operations into the second half of 1998, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         /s/ Coopers & Lybrand L.L.P.


Boston, Massachusetts
March 27, 1998

                                  ORAVAX, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            AS OF DECEMBER 31,
                                                                        ------------------------
                                                                            1996           1997

ASSETS
Cash and cash equivalents .......................................       $ 14,916        $ 10,274
Short-term investments ..........................................          7,209           1,448
Deferred financing costs ........................................             --             847
Prepaid and other current assets ................................            230           1,529
                                                                        --------        --------
Total current assets ............................................         22,355          14,098
Property and equipment, net .....................................          5,454           3,524
Investment in and advances to (from) joint venture ..............            619            (535)
Other assets ....................................................            316             257
                                                                        --------        --------
Total assets ....................................................       $ 28,744        $ 17,344
                                                                        ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable ................................................       $  1,135        $    935
Accrued expenses ................................................          3,653           3,659
Obligation under capital leases .................................          1,597           1,316
Installment debt ................................................            330             260
Deferred joint venture revenue ..................................            946              91
                                                                        --------        --------
Total current liabilities .......................................          7,661           6,261
Obligation under capital leases, excluding current portion ......          1,665             416
Installment debt, excluding current portion .....................            994             882
                                                                        --------        --------
Total liabilities ...............................................         10,320           7,559
Commitments and contingencies  (Note H)
Stockholders' equity :
  Preferred stock, $.001 par value; 2,000,000 shares
     authorized in 1996 and 1997; none issued or outstanding ....             --              --
  Convertible preferred stock, $.001 par value; 9,000 shares authorized in 1997; issued and outstanding
       6,300 in 1997 (liquidation preference $6,300) ............             --           5,601
  Common stock, $.001 par value; 25,000,000 shares
     authorized in 1996 and 1997; issued and outstanding
     9,975,821 and 10,371,543 in 1996 and 1997 ..................             10              10
  Additional paid-in capital ....................................         73,519          74,962
  Deferred compensation .........................................           (223)            (94)
  Accumulated deficit ...........................................        (54,882)        (70,694)
                                                                        --------        --------
Total stockholders' equity ......................................         18,424           9,785
                                                                        --------        --------
Total liabilities and stockholders' equity ......................       $ 28,744        $ 17,344
                                                                        ========        ========

 The accompanying notes are an integral part of the consolidated financial statements.

                                  ORAVAX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 FOR THE YEARS ENDED
                                                                                    DECEMBER 31,
                                                                                    ------------
                                                                     1995                1996               1997
Revenue:
  Collaborative research and development
  -- related party ......................................       $      4,868        $      6,595        $      7,587
  -- other ..............................................              3,816                  --                  --
  Government grants and other ...........................                311                 870                 583
  Interest ..............................................              1,080               1,280                 683
                                                                ------------        ------------        ------------
                                                                      10,075               8,745               8,853
                                                                ------------        ------------        ------------
Expenses:
  Research and development ..............................             12,450              21,009              14,589
  General and administrative ............................              3,299               3,750               3,422
  Interest ..............................................                 87                 523                 418
                                                                ------------        ------------        ------------
                                                                      15,836              25,282              18,429
                                                                ------------        ------------        ------------
Loss from operations ....................................             (5,761)            (16,537)             (9,576)
Equity in operating loss of joint venture ...............             (2,436)             (5,085)             (6,236)
                                                                ------------        ------------        ------------
Net loss ................................................             (8,197)            (21,622)            (15,812)
Accretion to redemption value of preferred stock ........                108                  --                  --
                                                                ------------        ------------        ------------
Net loss to common stockholders .........................       $     (8,305)       $    (21,622)       $    (15,812)
                                                                ============        ============        ============
Basic and diluted loss per share ........................       $      (1.90)       $      (2.46)       $      (1.58)
Weighted average number of basic and diluted shares
 outstanding ............................................          4,377,131           8,794,775          10,031,222


 The accompanying notes are an integral part of the consolidated financial statements.

                                  ORAVAX, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                       TOTAL
                                      PREFERRED     COMMON         COMMON      PAID-IN     DEFERRED    ACCUMULATED  STOCKHOLDERS'
                                        STOCK       SHARES          STOCK      CAPITAL    COMPENSATION    DEFICIT      EQUITY
Balance, December 31, 1994 ............             230,661           --           245      (220)      (25,063)      (25,038)
Conversion of redeemable convertible
  preferred stock to common stock .....           5,019,383       $    5        36,666        --            --        36,671
Issuance of common stock ..............           2,310,197            3        20,745        --            --        20,748
Issuance of common stock-401k .........               5,758           --            68        --            --            68
Issuance of common stock options ......                  --           --           141      (141)           --            --
Exercise of common stock options ......              44,982           --            54        --            --            54
Exercise of common stock warrants .....               4,884           --            --        --            --            --
Vesting of compensatory common
   stock options .....................                   --           --           250        --            --           250
Accretion of redeemable convertible
   preferred stock to redemption value                   --           --          (108)       --            --          (108)
Amortization of deferred
   compensation ...................                      --           --            --        65            --            65
Net loss ..........................                      --           --            --        --        (8,197)       (8,197)
                                       -------    ---------       ------     ---------     -----       -------       -------
Balance, December 31, 1995 .........              7,615,865            8        58,061      (296)      (33,260)       24,513
Issuance of common stock ...........              2,313,822            2        15,340        --            --        15,342
Issuance of common stock-401k ......                 18,509           --            97        --            --            97
Exercise of common stock options ...                 27,625           --            21        --            --            21
Amortization of deferred
   compensation ....................                     --           --            --        73            --            73
Net loss ..........................                      --           --            --        --       (21,622)      (21,622)
                                       -------  -----------       ------     ---------     -----      --------      --------
Balance, December 31, 1996 .........              9,975,821           10        73,519      (223)      (54,882)       18,424
Issuance of common stock ...........                276,146           --           480                                   480
Issuance of common stock-401k ......                 50,723           --            89                                    89
Exercise of common stock options ...                 68,853           --            51                                    51
Issuance of convertible preferred
  stock (6,300 shares) .............     5,601           --           --            --
Deferred financing costs ...........                                               847                                   847
Amortization of deferred
   compensation ....................        --           --           --            66                                    66
Reversal of deferred compensation ..                                               (63)       63                           0
Non-cash stock compensation ........                                                39                                    39
Net loss ...........................                     --           --            --        --       (15,812)      (15,812)
                                       -------    ---------       ------       -------    ------      --------       -------
Balance, December 31, 1997 ........    $ 5,601   10,371,543       $   10     $  74,962    $  (94)    $ (70,694)     $  9,785
                                       =======   ==========       ======     =========     =====      ========      ========




 The accompanying notes are an integral part of the consolidated financial statements.

                                  ORAVAX, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                              1995         1996          1997
Cash flows from operating activities:
  Net loss from operations ..........................     $ (8,197)     $(21,622)     $(15,812)

  Adjustments to reconcile net loss from operations
    to net cash used in operating activities:
    Depreciation ....................................          708         2,028         2,183
    Equity in operations of joint venture ...........        2,436         5,085         6,236
    Amortization of debt discount ...................           --            --           148
    Non-cash compensation ...........................          383           170           194
    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets .....         (172)           76           101
      Other assets ..................................          (37)         (200)           59
      Accounts payable ..............................          210            74          (200)
      Accrued expenses ..............................        1,225         1,301             6
      Deferred revenue ..............................          899            47          (855)
                                                          --------      --------      --------
Net cash used in operating activities ...............       (2,545)      (13,041)       (7,940)
                                                          --------      --------      --------
Cash flows from investing activities:
  Purchases of short-term investments ...............      (26,189)      (17,378)       (5,422)
  Sales and maturities of short-term investments ....       10,440        25,918        11,183
  Expenditures for property and equipment ...........         (762)       (1,361)         (253)
  Proceeds from sale-leaseback of property and
      equipment .....................................          614           775            --
  Investment in and advances to joint venture .......       (2,886)       (5,254)       (5,082)
                                                          --------      --------      --------
Net cash provided by (used in) investing activities .      (18,783)        2,700           426
                                                          --------      --------      --------
Cash flows from financing activities:
  Proceeds from common stock issuances, net .........       20,802        15,363           531
  Proceeds from preferred stock issuances, net ......        9,232            --         4,201
  Principal payments under capital lease
   obligations ......................................         (530)       (1,488)       (1,530)
  Principal payments of installment debt, net .......           --          (500)         (330)
                                                          --------      --------      --------
Net cash provided by financing activities ...........       29,504        13,375         2,872
                                                          --------      --------      --------
Net increase (decrease) in cash and cash
      equivalents ...................................        8,176         3,034        (4,642)
Cash and cash equivalents at beginning of period ....        3,706        11,882        14,916
                                                          --------      --------      --------
Cash and cash equivalents at end of period ..........     $ 11,882      $ 14,916      $ 10,274
                                                          ========      ========      ========
Interest paid during the year .......................     $     87      $    384      $    418
                                                          ========      ========      ========
Noncash financing activities - See Note I.


 The accompanying notes are an integral part of the consolidated financial statements.

                                  ORAVAX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. NATURE OF BUSINESS:

     OraVax's mission is the discovery, development and commercialization of biologic products for the prevention and treatment of human infectious diseases. Prior to the first quarter of 1995, the Company operated as a development stage enterprise, devoting substantially all of its efforts to establishing the new business and carrying on research and development activities. Beginning in 1995, the Company was no longer classified as a development stage enterprise.

     Since inception, the Company's cash expenditures have exceeded its revenues. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Operations have been funded principally through public and private placements of equity securities, equipment lease financing, revenues from the Company's Joint Venture with Merieux, government grants and interest income. The Company's future capital requirements will depend on many factors, including, but not limited to, the progress of its research and development programs, the progress of preclinical and clinical testing, the time and cost involved in obtaining regulatory approvals, the funding of the Company's share of the expenses of the Joint Venture or similar arrangements, the cost of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the acquisition of additional facilities and capital equipment.

     The Company plans to finance these cash needs in the near term principally through its existing cash reserves, together with interest earned thereon, revenues, payments and reimbursements under the Company's Joint Venture with PMC and facilities and equipment financing. The Company believes, based on its current operating plan, that, in addition to its available cash balances and known revenues, it will need additional financing in order to fund the Company's operations in the second half of 1998. The Company will require additional funds to conduct, if planned a Phase III trial of its HNK20 product candidate and for HNK20 manufacturing start up. Moreover, changes in the Company's research and developments plans or other events affecting the Company's operations may result in accelerated or unexpected expenditures. In addition, the Company will need substantial additional capital to fund its operations for the manufacturing and marketing of any of its successful product candidates. Possible sources of capital include strategic corporate partnerships and private equity financing, both of which the Company is actively pursuing. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any of these sources, or if available, will be available on terms satisfactory to the Company. The Company's inability to obtain needed funding on satisfactory terms may require the Company to delay, curtail or eliminate one or more of its planned product development programs, scale back its planned manufacturing operations or enter into collaborative arrangements that may require the Company to issue additional equity or relinquish rights to certain technologies or product candidates that the Company would not otherwise issue or relinquish.

     The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, manufacturing limitations, third party reimbursements, collaborative arrangements, and compliance with government regulations.

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OraVax JVM, Inc. and OraVax Securities Corp., which were incorporated in 1995. Intercompany transactions and balances have been eliminated in consolidation.

Joint Venture

     The Company accounts for its investment in its Joint Venture Partnerships under the equity method of accounting. (see Note K)

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

Short-term Investments

     Short-term interest-bearing investments are those which, when purchased, have maturities of less than one year but greater than three months. At December 31, 1997 Company had the following short-term investments available for sale which it expects to utilize for working capital purposes, carried at amortized cost plus accrued interest, which approximates fair market value (in thousands):

     US Government and Agency obligations, due February 1998 through April 1998, 4.8% -      $  394*
     5.2%
     Certificate of deposit, due January 1998, 5.8%                                           1,054
                                                                                             ------
                                                                                             $1,448
                                                                                             ======
* These treasury securities are restricted as to their use.

Property and Equipment

     Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the lesser of the lease term or the estimated useful lives of the related assets, generally three to seven years.

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

Computation of Net Loss per Common Share

     For the year ended December 31, 1997, the Company adopted Statement of Accounting Standards No.128 ("FAS 128"), which requires the presentation of Basic and Dilutive earnings per share, which replaces primary and fully diluted earnings per share. Earnings per share have been restated for all periods presented to reflect the adoption of FAS 128. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of convertible preferred stock (Note I) and stock options (Note J). The dilutive computations do not include common stock equivalents for the years ended December 31, 1997, 1996 and 1995, as their inclusion would be antidilutive.

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

Effect of Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standard Board issued Statement of Accounting Standards No.130, "Reporting Comprehensive Income". This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard beginning in the first quarter of the fiscal year ending December 31, 1998. The Company does not expect the adoption of FAS 130 to materially effect the financial statement presentation.

     In June 1997, the Financial Accounting Standard Board also issued Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information". This Statement specifies new guidelines for determining a company's operating segments and related requirements for disclosure. The Company is in the process of evaluating the impact of the new standard on the presentation of the financial statements and the disclosures therein. The Statement will become effective for fiscal years beginning after December 15, 1997. The Company will adopt the new standard for the fiscal year ending December 31, 1998.

C. PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following (in thousands):

                                                    YEARS ENDED
                                                    DECEMBER 31,
                                                 -----------------
                                                   1996       1997
         Furniture and equipment ...........     $  442     $  493
         Computer hardware and software ....        172        197
         Leasehold improvements ............      2,578      2,626
         Equipment under capital lease .....      4,803      4,353
                                                 ------     ------
                                                  7,995      7,669
         Less accumulated depreciation .....      2,541      4,145
                                                 ------     ------
         Property and equipment, net .......     $5,454     $3,524
                                                 ======     ======

     The net book value of equipment under capital lease was $3,121,000 and $1,579,000 at December 31, 1996 and 1997, respectively.

D. ACCRUED EXPENSES:

     Accrued expenses consisted of the following (in thousands):

                                               YEARS ENDED
                                               DECEMBER 31,
                                           -----------------
                                             1996       1997
Research and development contracts ...     $2,374     $1,985
License fees .........................         58         63
Financing related deal costs .........         --        751
Other ................................      1,221        860
                                           ------     ------
Total accrued expenses ...............     $3,653     $3,659
                                           ======     ======

E. INCOME TAXES:

     Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized.

     The components of deferred taxes were as follows:

                                      Years Ended December 31,
                                        1996           1997
Capitalization of costs ..........     $  8,238      $ 11,943
Property, plant and equipment ....          563           898
Capital leases ...................          (20)           --
Accrued expenses .................          326           358
Net operating loss ...............       11,272        13,459
Tax credits ......................        1,797         2,586
                                       --------      --------
Gross deferred tax asset .........       22,176        29,244
Valuation allowance ..............      (22,176)      (29,244)
                                       --------      --------
Net deferred tax asset ...........     $     --      $     --
                                       ========      ========

     As of December 31, 1997, the Company had available federal net operating loss carryforwards of approximately $33,760,000 and $1,770,000 of federal tax credits, which may be used to offset future taxable income. These carryforwards expire beginning in 2005. Due to the uncertainty surrounding the realization of the net operating loss carryforwards in future tax returns, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased approximately $7,069,000 from December 31, 1996 to December 31, 1997.

     The Company has experienced ownership changes as defined under Section 382 of the Internal Revenue Code. Ownership changes limit the future use of the net operating loss and credit carryforwards created prior to the ownership change. If the full amount of the limitation is not used in any year, the amount not used increases the allowable limit in the subsequent year.

F. CAPITAL LEASES:

     During the year ended December 31, 1997, the Company did not enter into any sale-leaseback or direct lease arrangements due to the low volume of capital equipment expenditures. During 1996, an equipment lease assumed by the Company in connection with its lease of a manufacturing facility in Canton, Massachusetts, was capitalized in the amount of $2,773,000. Interest paid on capital leases during the years ended December 31, 1995, 1996 and 1997was $87,000, $372,000 and $270,000, respectively.

Minimum future payments under the Company's capital leases as of December 31, 1997 were as follows (in thousands):

                YEAR ENDING
                DECEMBER 31,              AMOUNT
1998 ................................     $1,418
1999 ................................        320
2000 ................................        124
                                          ------
                                           1,862
Less amount representing interest ...        130
                                          ------
                                           1,732
Less current obligation .............      1,316
                                          ------
Long-term obligation ................     $  416
                                          ======

G.   INSTALLMENT DEBT:

     In January 1996, the Company leased an approximately 47,000 square foot, good manufacturing practices ("GMP"), manufacturing facility in Canton, Massachusetts and acquired related equipment and leasehold improvements from the former tenant. This facility was specifically designed and equipped by the former tenant for the manufacture of biological products. The Company anticipates that its initial use of the facility will be for the production of vaccines for the Joint Vaccine Acquisition Program, of the U.S. Department of Defense. The facility will also accommodate production development activities for OraVax's proprietary products depending on the outcome of product development. Existing building and capital equipment leases, which contain renewal and purchase options were transferred to the Company. In addition, the Company purchased leasehold improvements and other related assets from the former tenant, capitalized in the amount of $1,824,000, with the related debt payable in installments through 1999 collateralized by a leasehold mortgage and collateral assignment of OraVax's interest in the building lease.

    Future minimum payments under the installment purchase are as follows (in thousands):

                       YEAR ENDING
                       DECEMBER 31,                AMOUNT
         1998 ................................     $  260
         1999 ................................      1,050
                                                   ------
                                                    1,310
         Less amount representing interest ...        168
                                                   ------
                                                    1,142
         Less current obligation .............        260
                                                   ------
         Long-term obligation ................     $  882
                                                   ======

H. COMMITMENTS AND CONTINGENCIES:

Operating Leases

     The Company leases office and laboratory facilities in Cambridge, Massachusetts under an operating lease which contains renewal options and expires in March 2001. In addition, the Company has an operating lease for a manufacturing facility in Canton, Massachusetts, containing renewal and purchase options and expiring in June 2002. The noncancelable future payments as of December 31, 1997 were as follows (in thousands):

                              YEAR ENDING
                              DECEMBER 31,    AMOUNT
                         1998..............   $1,427
                         1999..............    1,430
                         2000 .............    1,434
                         2001 .............      511
                         2002 .............      101

     Rent expense for leased facilities during the years ended December 31, 1995, 1996 and 1997 was $689,000, $1,862,000 and $2,051,000, respectively.

Agreements

     The Company is party to various agreements, principally contracted research and clinical trials, for which noncancelable minimum future payments as of December 31, 1997 were $895,000 payable in the year ended December 31, 1998.

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

     In December 1997, in a private placement financing, the Company issued 6,300 shares of 6% Convertible Preferred Stock ("Convertible Preferred Stock"), for $1,000 per share, providing cash proceeds of $5.6 million, of which $4.2 million was received in 1997 and $1.4 million in 1998, net of $700,000 in deal costs, to the Company. The holders of the Convertible Preferred Stock receive an annual cumulative 6% dividend, which accrues in stock. All of the Convertible Preferred shares are fully convertible into shares of the company's Common Stock, at the option of the holder. The conversion price is the lowest trading price of the Common Stock during the 22 consecutive trading days immediately preceding the date of conversion reduced by a conversion discount that starts at 5% in December 1997 and increases to a maximum of 21% by June 1999. At December 31, 1997, the value of the discount is $846,788, which has been recorded as deferred financing costs and will be amortized over the eighteen month discount period. The discount will be marked to market on a quarterly basis based on changes in the Company's stock price. The number of shares sold on any given date are limited to the greater of 4,000 shares, 10% of the average daily trading volume of the Common Stock for the 5 trading days immediately preceding such sale, as reported by Nasdaq or such principal exchange, or 10% of the trading volume of the Common Stock on the day of such sale, as reported by Nasdaq or such principal exchange. The conversion price is at all times also subject to customary anti-dilution adjustment for events such as stock splits, stock dividends, reorganizations and certain mergers affecting the Company's Common Stock. On December 23, 2002, all outstanding shares of the Convertible Preferred Stock, including any accrued dividends thereon, will automatically be converted into the Company's Common Stock at the conversion price on such date. Each share of Convertible Preferred Stock is also entitled to a liquidation preference of $1,000 per share, plus any accrued but unpaid dividends, in preference to any other class or series of capital stock of the Company. Except to determine whether such stock is entitled to its liquidation preference under certain circumstances, and as provided by applicable law, holders of the Convertible Preferred Stock have no voting rights. In February 1998, 7,294,737 shares were registered for conversion.

J. STOCKHOLDERS' EQUITY:

Common Stock

     In December 1997, in a private placement financing, the Company sold 240,000 shares of its common stock, par value $.00l per share, for $1.91 per share, providing net proceeds of $396,000 to the Company.

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

Stock Options

     Effective January 1, 1996, The Company adopted FAS No. 123, "Accounting for Stock-Based Compensation." FAS 123 established financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a new method of accounting for employee stock compensation plans using a fair value based method, under which compensation costs is measured and recognized in results of operations. Alternatively, FAS 123 allows an entity to retain the accounting for employee stock compensation plans defined under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company retained the accounting defined in APB No. 25 under which no compensation expense is recognized for fixed stock option grants to employees provided that the grant price equals or is greater than fair market value. As required, the Company will disclose the pro forma effects of stock-based compensation using the fair value based method defined under FAS 123.

     Incentive stock options granted under the Company's 1990 and 1995 stock option plans (the "Plans") may not be granted at a price less than the fair market value of the common stock on the date of grant (or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company). Nonqualified stock options may be granted at an exercise price established by the Board of Directors, which may be less than, equal to or greater than the fair value of the common stock on the date of grant. Options granted under the Plans generally vest over three- to five-year periods, and expire not more than ten years from the date of grant, or not more than five years from the date of grant in the case of incentive stock options granted to an employee or officer holding 10% or more of the voting stock of the Company.

     The Company's 1996 Employee Stock Purchase Plan (the "ESPP") permits employees to purchase common stock of the Company at the lesser of 85% of its fair value at the beginning or end of related six month payroll withholding periods. During 1995, 1996 and 1997, 10,197, 13,822 and 36,146 shares, respectively, were sold to employees under the ESPP. At December 31, 1997, 39,835 shares of common stock remained reserved for future issuances under the ESPP.

     Had compensation cost for options issued under OraVax's stock option plan and Employee Stock Purchase Plan been determined based on the fair value at the grant dates consistent with the methods defined under FAS 123, OraVax's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                                                    Year Ended
                                                                                                   December 31,
                                                                                         1995         1996          1997
     Net loss as reported (in thousands)........................................      ($8,305)    ($21,622)     ($15,812)
     Pro forma ( in thousands)..................................................      ($8,378)    ($21,877)     ($16,233)
     Basic and diluted loss per share ..........................................       ($1.90)      ($1.91)       ($1.58)
     Pro forma..................................................................       ($1.91)      ($2.49)       ($1.62)

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes pricing model with the following weighted-average assumptions.

                                                                                                   Year Ended
                                                                                                  December 31,
                                                                                        1995         1996         1997
                                                                                      -------       -------     -------
     Expected Option Term.......................................................      5 years       5 years     5 years
     Expected Option Volatility.................................................          65%          65%         70%
     Risk Free Interest Rate....................................................        6.82%        6.13%       6.54%

     Expected Dividend Yield....................................................           0%           0%          0%

The weighted average fair value of options granted under the plans during each of the years ended December 31, 1995, 1996 and 1997 was $4.55, $7.32 and $1.66,
respectively.

The fair value of each option granted under the Employee Stock Purchase Plan is estimated on the grant date using the Black-Scholes pricing model with the following weighted-average assumptions.

                                                                                               Year Ended
                                                                                               December 31,
                                                                                     1995        1996        1997
                                                                                   --------    --------    --------
     Expected Option Term.......................................................   1/2 year    1/2 year    1/2 year
     Expected Option Volatility.................................................       65%         65%        70%
     Risk Free Interest Rate....................................................     5.64%       5.32%      5.62%
     Expected Dividend Yield....................................................        0%          0%         0%

The weighted-average fair value of options granted under the Employee Stock Purchase Plan during each of the years ended December 31, 1995, 1996 and 1997 was $3.49, $3.11 and $.97, respectively.

Because some options vest over several years and additional awards are generally made each year, the pro forma amounts may not be representative of the effects on net income in future years.

     A summary of the status of OraVax's stock option plan for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                                         WEIGHTED-AVERAGE
                                             SHARES       EXERCISE PRICE
Outstanding at December 31, 1994 ...        761,419           1.74
  Granted ..........................         92,104           6.14
  Exercised ........................        (44,982)          1.20
  Canceled .........................         (5,734)          2.23
                                          ---------
Outstanding at December 31, 1995 ...        802,807           2.27
  Granted ..........................        127,610          12.18
  Exercised ........................        (27,625)           .78
  Canceled .........................        (11,983)          5.21
                                          ---------
Outstanding at December 31, 1996 ...        890,809           3.70
  Granted ..........................        498,683           2.63
  Exercised ........................        (68,853)           .74
  Canceled .........................       (145,367)          5.61
                                          ---------
Outstanding at December 31, 1997 ...      1,175,272           3.18
                                          =========

     The following table summarizes information about stock options outstanding at December 31, 1997:

                 Options Outstanding                         Options Exercisable
-----------------------------------------------    -----------------------------------------
Range of Exercise   #Outstanding   Wtd. Average    Wtd. Average   #Options      Wtd. Average
     Price           at 12/31/97    Remaining        Exercise    Exercisable      Exercise
                                   Contractual         Price                        Price
                                       Life
-----------------   ------------   ------------    ------------  -----------    ------------

  0.471-  0.7065        41,802         4.36            0.69         46,333           0.68
  0.765-  1.1475       179,385         5.22            0.79        165,265           0.79
  2.25 -  3.375        792,968         8.25            2.60        270,516           2.56
  3.529-  5.2935        52,500         7.28            3.63         19,594           3.53
  6.625-  9.9375        22,745         7.78            7.81          9,000           7.85
 11.75 - 17.625         86,000         8.19           13.24         18,716          13.28
                     ---------                                     -------

$ 0.471-$17.625      1,175,400         7.59            3.18        529,424           2.35
                     ---------                                     -------

     At December 31, 1997, options to purchase 818,178 shares of common stock remained available for future grants under the plans. At December 31, 1997, 1,993,450 shares of common stock remained reserved to satisfy the issuance of shares under outstanding and future grants under the plans.

     In connection with certain stock option grants in 1995, the Company recorded $141,000 of deferred compensation expense which is being amortized and charged to operations over the five-year vesting period of the related options. In addition, $250,000 of compensation expense was recorded in 1995 in connection with the vesting of certain milestone-based stock options. In 1997, $39,000 of compensation expense was recored in connection with the vesting of certain performance leased options and the extension of the term has certain options.

K. JOINT VENTURE:

     In March 1995, the Company entered into a collaboration (the "Joint Venture") with Pasteur Merieux Connaught ("PMC") for the development, manufacturing, marketing and sale of immuno-therapeutic and preventive vaccines against H. pylori infection in humans. Under the Joint Venture, OraVax and PMC agreed to develop vaccines which use the urease protein or any of its sub-units as an antigen (the "Target Products"). OraVax and PMC will share equally in profits from the sales of the Target Products and in all future research, development, clinical and commercialization costs. PMC is providing technical expertise and will also provide marketing to the Joint Venture. PMC made an initial payment of $3.2 million directly to OraVax which included $0.6 million to recognize the value of research and development conducted by OraVax in the first quarter of 1995 prior to forming the Joint Venture, and a milestone payment of $2.6 million to recognize the value of technology previously developed by OraVax and made available to the Joint Venture. In addition, PMC purchased $2.5 million of the Company's Series Preferred Stock. Subsequently, PMC purchased an additional $1.0 million of common stock in the Company's initial public offering. In addition, PMC agreed to pay the Company directly up to an additional $12.0 million during the development period, subject to the achievement of certain clinical and regulatory milestones, of which $0.6 million was paid to OraVax in December 1995. Beginning in the second quarter of 1995, research, development and commercialization activities of the Joint Venture were conducted through two equally controlled partnerships (the "Joint Venture Partnerships") which have contracted with OraVax to perform the research, development and clinical trial activities. OraVax earned $4,868,000, $6,595,000 and $7,587,000 under these contracts during 1995, 1996 and 1997, respectively. In addition, during 1996 and 1997, the Joint Venture entered into research and development contracts with PMC and third parties. The research and development budgets of the two partnerships comprising the Joint Venture are established by joint committees in which each of the venturers has an equal participation and role. The venturers will pay approximately equal shares of the agreed upon budgets. OraVax will receive revenue from the partnerships for research and development work which is requested to be performed by OraVax and funded by the Partnerships.

     OraVax and PMC each invested approximately $2.9 million, $4.5 million and $5.8 million in 1995, 1996 and 1997, respectively, to fund the Joint Venture's operations. OraVax accounts for its investments in the Joint Venture Partnerships under the equity method of accounting and, accordingly, recorded its $2,436,000, $5,085,000 and $6,236,000 share of the Joint Venture
Partnerships' net losses during 1995, 1996 and 1997, respectively. Following are the Joint Venture Partnerships' summarized combined balance sheets as of December 31, 1996 and 1997, and the summarized combined statement of operations for the period March 31, 1995 (inception) through December 31, 1995, for the years ended December 31, 1996 and 1997 and cumulative from inception (March 31, 1995) through December 31, 1997.

    OraVax and Merieux each licensed to the Joint Venture upon its formation the right to use all of their respective existing proprietary technologies relating to vaccines for the treatment of H. pylori, except for so-called naked DNA technology (for an injectable vaccine) which is the subject of a separate collaboration by Merieux with the third party. Additional technology in the H. pylori field acquired by either party since the formation of the Joint Venture is required to be offered to the Joint Venture. The Joint Venture itself has also obtained licenses to relevant technology from third parties, including a license in November, 1996 of the complete genome sequence of H. pylori from MedImmune and Human Genome Sciences.


                           JOINT VENTURE PARTNERSHIPS
                        (development stage enterprises)
                             COMBINED BALANCE SHEET
                                 (IN THOUSANDS)

                                     ASSETS

                                                          DECEMBER 31,
                                                             1996         1997
                Cash................................       $  128        $  625
                Prepaid expenses....................        1,046           623
                                                           ------        ------
                                                           $1,174        $1,248
                                                           ======        ======

                        LIABILITIES AND PARTNERS' CAPITAL

                Accounts payable - OraVax                  $  750        $  382
                Accounts payable - PMC                        586           595
                Accounts payable - Other                                 1,240
                Partners' capital:
                  OraVax..................                    (81)         (485)
                  PMC.....................                    (81)         (484)
                                                           -------       ------
                                                           $ 1,174       $1,248
                                                           =======       ======

                           JOINT VENTURE PARTNERSHIPS
                        (development stage enterprises)
                        COMBINED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                         MARCH 31, 1995                                  CUMULATIVE
                                           (INCEPTION)                                   (INCEPTION
                                            THROUGH      YEAR  ENDED       YEAR  ENDED     THROUGH
                                          DECEMBER 31,    DECEMBER 31,     DECEMBER 31,  DECEMBER 31,
                                              1995           1996             1997          1997)
Interest income                              $     -       $     16        $     22       $     38
                                             -------       --------        --------       --------

Contract research expense -   OraVax......     4,868           6,595          7,587         19,050
Contract research expense - PMC...........                     2,258          2,375          4,633
Contract research expense - other.........                     1,139          2,508          3,647
Legal and administrative expenses                  -             85              15            100
                                             -------       --------        --------       --------

Total expenses                                 4,868         10,077          12,485         27,430
                                             -------       --------        --------       --------

Net loss..................................   $(4,868)      $(10,061)       $(12,463)      $(27,392)
                                             =======       ========        ========       ========


L. RELATED PARTIES:

     The Company has a consulting agreement with the chairman of its Board of Directors under which, and together with fees paid to him for his services as chairman, he was paid $57,000, $51,000 and $39,000 during 1995, 1996 and 1997, respectively. In 1996, the Company entered into a consulting agreement with a member of its Board of Directors under which, and together with fees paid to him for his services as a director, he was paid $8,000 and $16,000 during 1996 and 1997, respectively. In 1997, the Company entered into a consulting agreement with another member of its Board of Directors under which, and together with fees paid to him for his services as a director, he was paid $10,000 during 1997.

M. EMPLOYEE BENEFITS:

     The Company has a 401(k) retirement plan in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to statutory limitations. For 1995, 1996 and 1997, the Company declared discretionary matching aggregate contributions to the plan of $68,000, $97,000 and $89,000, respectively, paid in 5,758, 18,509 and 50,723 shares of the Company's common stock, respectively. At December 31, 1997, there were 75,010 shares of common stock reserved for future issuances under the plan.

                             ORAVAX MERIEUX CO. AND
                         MERIEUX ORAVAX CO. PARTNERSHIPS

                     INDEX TO COMBINED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                                                    PAGE

Report of Independent Accountants..............................................................          S-2
Combined Balance Sheets as of December 31, 1996 and 1997.......................................          S-3
Combined Statements of Operations for the period from inception (March 31, 1995)
   through December 31, 1995 and the years ended December 31, 1996 and 1997....................          S-4
Combined Statements of Partners' Capital (Deficit) for the period from inception
   (March 31, 1995) through December 31, 1995 and the years ended December 31, 1996 and 1997...          S-5
Combined Statements of Cash Flows for the period from inception (March 31, 1995)
   through December 31, 1995 and the years ended December 31, 1996 and 1997....................          S-6
Notes to Combined Financial Statements.........................................................          S-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of OraVax Merieux Co. and Merieux OraVax Co.:

     We have audited the accompanying combined balance sheets of OraVax Merieux Co. and Merieux OraVax Co. (both development stage enterprises) as of December 31, 1996 and 1997 and the related statements of operations, partners' capital, and cash flows for the period from inception (March 31, 1995) through December 31, 1995 and the years ended December 31, 1996 and 1997 and cumulative from inception (March 31, 1995) through December 31, 1997. These financial statements are the responsibility of the partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of OraVax Merieux Co. and Merieux OraVax Co. (development stage enterprises) as of December 31, 1996 and 1997, and the combined results of their operations and their cash flows for the period from inception (March 31, 1995) through December 31, 1995 and the years ended December 31, 1996 and 1997 and cumulative from inception (March 31, 1995) through December 31, 1997, in conformity with generally accepted accounting principles.


                                                /s/ Coopers & Lybrand L.L.P.
                                               --------------------------------
Boston, Massachusetts
March 27, 1998

                             ORAVAX MERIEUX CO. AND
                         MERIEUX ORAVAX CO. PARTNERSHIPS
                        (development stage enterprises)

                             COMBINED BALANCE SHEETS

                                                                YEARS ENDED DECEMBER 31,
                                                             -----------------------------
                                                                  1996           1997
ASSETS
Cash ................................................         $   127,445      $  625,055
Prepaid expenses ....................................           1,046,301         623,164
                                                              -----------      ----------

Total assets ........................................         $ 1,173,746      $1,248,219
                                                              ===========      ==========

LIABILITIES AND PARTNERS' CAPITAL
Liabilities .........................................
     Accounts payable and accrued expenses ..........         $ 1,335,862      $2,217,576
Commitments and contingencies (note D)
Partners' capital (deficit) .........................            (162,116)       (969,357)
                                                              -----------      ----------

Total liabilities and partners' capital (deficit) ...         $ 1,173,746      $1,248,219
                                                              ===========      ==========



The accompanying notes are an integral part of the combined financial statements.

                             ORAVAX MERIEUX CO. AND
                         MERIEUX ORAVAX CO. PARTNERSHIPS
                        (development stage enterprises)

                        COMBINED STATEMENTS OF OPERATIONS

                                                                                                                  CUMULATIVE
                                                 MARCH 31, 1995                                                   (INCEPTION
                                                    THROUGH                YEAR ENDED         YEAR ENDED            THROUGH
                                                DECEMBER 31, 1995      DECEMBER 31, 1996    DECEMBER 31, 1997  DECEMBER 31, 1997)
                                                -----------------      -----------------    -----------------  ------------------
Revenue
    Interest Income                                          -           $     16,393         $     21,509         $     37,902
                                                                         ------------         ------------         ------------

Expenses:
   Contract research expense - OraVax, Inc....     $ 4,867,799           $  6,595,003         $  7,587,421         $ 19,050,223
    Contract research expense - PMsv..........               -              2,257,985            2,375,000            4,632,985
    Contract research expense - other.........               -              1,139,033            2,507,559            3,646,592
    Legal and administrative expenses.........               -                 85,777               15,020              100,797
                                                   -----------           ------------         ------------         ------------

Total expenses................................       4,867,799             10,077,798           12,485,000           27,430,597
                                                   -----------           ------------         ------------         ------------

Net loss......................................     $(4,867,799)          $(10,061,405)        $(12,463,491)        $(27,392,694)
                                                   ===========           ============         ============         ============





 The accompanying notes are an integral part of the combined financial statements.

                             ORAVAX MERIEUX CO. AND
                         MERIEUX ORAVAX CO. PARTNERSHIPS
                        (development stage enterprises)

               COMBINED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
    FOR THE PERIOD FROM INCEPTION (MARCH 31, 1995) THROUGH DECEMBER 31, 1997


                                                     PASTEUR         MERIEUX
                                      ORAVAX         MERIEUX         AMERICA
                                     JVM, INC.      CONNAUGHT      HOLDING, INC.       TOTAL
                                                                                   ------------
Capital contributions...........   $ 2,885,851     $ 2,014,444      $   866,793    $  5,767,088
Net loss........................    (2,435,847)     (1,700,322)        (731,630)     (4,867,799)
                                   -----------     -----------      -----------    ------------

Balance, December 31, 1995......       450,004         314,122          135,163         899,289

Capital contributions...........     4,503,600       3,143,700        1,352,700       9,000,000
Net loss........................    (5,034,754)     (3,521,082)      (1,505,569)    (10,061,405)
                                   -----------     -----------      -----------    ------------

Balance, December 31, 1996......   $   (81,150)    $   (63,260)     $   (17,706)   $   (162,116)
                                   ===========     ===========      ===========    ============

Capital contributions ..........     5,832,751       4,062,359        1,761,140      11,656,250
Net loss .......................    (6,236,765)     (4,361,714)      (1,865,012)    (12,463,491)
                                   -----------      ----------       ----------     -----------
Balance, December 31, 1997 .....   $  (485,164)     $ (362,615)      $ (121,578)    $  (969,357)
                                   ===========      ==========       ==========     ===========





 The accompanying notes are an integral part of the combined financial statements.

                             ORAVAX MERIEUX CO. AND
                         MERIEUX ORAVAX CO. PARTNERSHIPS
                         (development stage enterprises)

                        COMBINED STATEMENTS OF CASH FLOWS
    FOR THE PERIOD FROM INCEPTION (MARCH 31, 1995) THROUGH DECEMBER 31, 1997

                                                                                                                    CUMULATIVE
                                                 MARCH 31, 1995                                                     (INCEPTION
                                                    THROUGH              YEAR ENDED            YEAR ENDED            THROUGH
                                               DECEMBER 31, 1995      DECEMBER 31, 1996     DECEMBER 31, 1997   DECEMBER 31, 1997)
                                               -----------------      -----------------     -----------------   ------------------
Cash flows from operating activities:
   Net loss .................................   $ (4,867,799)           $(10,061,405)         $(12,463,491)         $(27,392,695)
     Changes in operating assets and
       liabilities:
       Prepaid expenses .....................       (899,289)               (147,012)              423,137              (623,164)
       Accounts payable .....................             --               1,335,862               881,714             2,217,576
                                                ------------            ------------          ------------          ------------

Net cash used by operating activities .......     (5,767,088)             (8,872,555)          (11,158,640)          (25,798,283)

Cash flows from financing activities:
   Capital contributions ....................      5,767,088               9,000,000            11,656,250            26,423,338
                                                ------------            ------------           -----------          ------------

Net increase in cash and cash equivalents ...             --                 127,445               497,610               625,055
Cash and cash equivalents at beginning
  of period .................................             --                      --               127,445                    --
                                                ------------            ------------           -----------          ------------
Cash and cash equivalents at end of period ..   $         --            $    127,445           $   625,055          $    625,055
                                                ============            ============           ===========          ============





 The accompanying notes are an integral part of the combined financial statements.

                             ORAVAX MERIEUX CO. AND
                         MERIEUX ORAVAX CO. PARTNERSHIPS
                        (development stage enterprises)

                     NOTES TO COMBINED FINANCIAL STATEMENTS



A.   NATURE OF BUSINESS:

     A collaboration between Pasteur Merieux Connaught ("PMC"), a societe anonyme existing and organized under the laws of the Republic of France, and OraVax, Inc. (OraVax), a corporation existing and organized under the laws of the State of Delaware, was formed on March 31, 1995 (the "Collaboration").

     In accordance with the Master Agreement of the Collaboration (the "Agreement"), two partnerships, Merieux OraVax Co. and OraVax Merieux Co., both development stage enterprises (the "Partnerships") were formed. The Partnerships conduct all activities relative to the research, development, registration, commercialization, manufacturing, marketing, sales and distribution of immunotherapeutic and preventative vaccines against Helicobacter pylori infections in humans which use the urease protein or any of its sub-units as an antigen. The partnerships began operations on April 1, 1995. The two collaborators, OraVax and PMC have established their intent to own the partnerships equally on an aggregated basis, to share expenses equally, and to share profits and losses equally. The capital contributions of each partner are determined by budgets established annually by committees on which each of the partners has equal representation and an equal vote. It is the intent of the partners to share such additional capital contributions equally.

     Merieux OraVax Co. is a French partnership whose partners are PMC and OraVax JVM, Inc. ("OraVax JVM"), a wholly-owned subsidiary of OraVax. The term of the partnership is ninety-nine years. The initial interest of each partner in Merieux OraVax Co. is as follows:

                           PMsv......................49.9%
                           OraVax JVM................50.1%

     The second partnership comprising the Collaboration is OraVax Merieux Co., a Massachusetts general partnership, whose partners are OraVax JVM and Merieux American Holding, Inc. ("MAHI"), an affiliate of PMC. The initial interest of each partner in OraVax Merieux Co. is as follows:

                           MAHI......................50.1%
                           OraVax JVM................49.9%

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

     In the event of a default by a partner in the payment of capital contributions to fund at least 80% of its share of the operating budget, the Agreement calls for negotiation to resolve any disagreement. If the partners fail to negotiate a resolution of the issue, the partner which has paid its contribution shall take control of the partnership from the partner failing to have contributed its share. Except for such a default, it is the intent of the Collaboration that control remain equal between OraVax and PMC.

     The partners of OraVax Merieux Co. and Merieux OraVax Co., both development stage enterprises, have agreed to fund through the Partnerships the research and development, clinical and pharmaceutical development costs of the Collaboration as approved by its executive committee at least through December 1998.

                             ORAVAX MERIEUX CO. AND
                         MERIEUX ORAVAX CO. PARTNERSHIPS
                        (development stage enterprises)

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

   Cash and Cash Equivalents

     The Partnerships consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

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

                             ORAVAX MERIEUX CO. AND
                        MERIEUX ORAVAX CO. PARTNERSHIPS
                        (development stage enterprises)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)


C.   RELATED PARTY TRANSACTIONS

     The Partnerships entered into research and development contracts, with OraVax, Inc., the parent company of OraVax JVM and with PMC, to perform contract research and development for the Partnerships. Funds transferred to OraVax for the period from inception through December 31, 1995 and the years ended December 31, 1996 and 1997 were $5,767,088, $6,642,015 and $7,205,000, respectively. Contract research and development performed by OraVax during the same periods were $4,867,799, $6,595,003 and $7,587,421, respectively. Funds transferred to PMC for the years ended December 31, 1996 and 1997 were $2,357,985 and $2,425,000, respectively. Contract research and development performed by PMC during the same period was $2,257,985 and $2,375,000, respectively.

     At December 31, 1996 and 1997, prepaid expenses represented funds transferred to OraVax and PMC in advance of performance under its research and development contracts. At December 31, 1997, accounts payable included liabilities to OraVax and PMC in the amounts of $382,421 and $595,096, respectively.

D.   COMMITMENTS AND CONTINGENCIES

     The Partnerships are party to research and license agreements with third parties for which non-cancelable minimum future payments as of December
31, 1997 were $250,000. In addition, under these agreements, the Company may pay milestones and/or royalties of future sales of specified products.