Form 10-Q
period 1998-03-31
ORAVAX INC /DE/
filed 1998-05-15
CIK 900122

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                  YES  X                    NO
                     -----                    -----

NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASS OF COMMON STOCK, AS OF LATEST PRACTICABLE DATE.

          CLASS                                   OUTSTANDING AS OF MAY 1, 1998
          -----                                   -----------------------------

COMMON STOCK, $.001 PAR VALUE                                10,829,112

--------------------------------------------------------------------------------

                                  ORAVAX, INC

                                   FORM 10-Q
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                         PAGE
                                                                         ----

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 1998
and December 31, 1997...................................................   3

Condensed Consolidated Statements of Operations for the
three months ended March 31, 1998 and 1997..............................   4

Condensed Consolidated Statements of Cash Flows for the
three months ended March 31, 1998 and 1997..............................   5

Notes to Condensed Consolidated Financial Statements....................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................   7

PART II.  OTHER INFORMATION.............................................  12

SIGNATURES..............................................................  13

PART I.  FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                                  ORAVAX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         IN THOUSANDS EXCEPT SHARE DATA

                                                                        MARCH 31,              DECEMBER 31,
                                                                          1998                     1997
                                                                        --------                 --------
ASSETS

Cash and cash equivalents                                               $  6,731                 $ 10,274
Short-term investments                                                     1,549                    1,448
Receivable from Joint Venture                                                530                        -
Deferred financing costs                                                     706                      847
Prepaid and other current assets                                             126                    1,529
                                                                        --------                 --------

Total current assets                                                       9,642                   14,098

Property and equipment, net                                                3,043                    3,524
Investment in joint venture                                                 (709)                    (535)
Other assets                                                                 257                      257
                                                                        --------                 --------

Total assets                                                            $ 12,233                 $ 17,344
                                                                        ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                        $  1,302                 $    935
Accrued expenses                                                           2,623                    3,659
Deferred joint venture revenue                                                31                       91
Obligation under capital leases                                            1,018                    1,316
Obligation under installment debt                                            260                      260
                                                                        --------                 --------

Total current liabilities                                                  5,234                    6,261

Obligation under capital leases, excluding current portion                   338                      416
Installment debt, excluding current portion                                  917                      882
                                                                        --------                 --------

Total liabilities                                                          6,489                    7,559

Stockholders' equity :
Preferred stock, $.001 par value; 2,000,000 shares
   authorized in 1998 and 1997; none issued or outstanding                    --                       --
Convertible preferred stock, $.001 par value; 9,000 shares
   authorized in 1998 and 1997; 6,150 and 6,300 shares issued
and outstanding in 1998 and 1997 (liquidation preference $6,300)           5,545                    5,601
Common stock, $.001 par value; 25,000,000 shares authorized
   in 1998 and 1997; 10,410,482 and 10,371,543 shares issued
   and outstanding in 1998 and 1997                                           10                       10
Additional paid-in capital                                                75,148                   74,962
Deferred compensation                                                        (79)                     (94)
Accumulated deficit                                                      (74,880)                 (70,694)
                                                                        --------                 --------
Total stockholders' equity                                                 5,744                    9,785
                                                                        --------                 --------

Total liabilities and stockholders' equity                              $ 12,233                 $ 17,344
                                                                        ========                 ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                   -----------

                                              THREE MONTHS ENDED MARCH 31,
                                                 1998               1997
                                               -------            -------

Revenue:
Collaborative research and
   development - related party                 $ 1,909            $ 1,862
Government grants and other                        217                121
Interest                                           130                235
                                               -------            -------

                                                 2,256              2,218
                                               -------            -------

Expenses:
Research and development                         3,782              3,691
General and administrative                         857                990
Interest                                            76                123
                                               -------            -------

                                                 4,715              4,804
                                               -------            -------

Loss from operations                            (2,459)            (2,586)

Equity in operations of joint
   venture                                      (1,492)            (1,657)
                                               -------            -------

Net loss from operations                       $(3,951)           $(4,243)
                                               =======            =======

Convertible Preferred Stock
   dividend                                         94                  -
Accretion to conversion discount of
   Convertible Preferred Stock                     141                  -

Net loss to common shareholders                $(4,186)           $(4,243)
                                               =======            =======

Net loss per basic and diluted
   common share                                $ (0.40)           $ (0.43)

Weighted average number of
   basic and diluted shares
   outstanding                              10,389,744          9,977,318




   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS

                                   ----------

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                      1998           1997
                                                                    -------        -------
Cash flows from operating activities:
     Net loss from operations                                       $(3,951)       $(4,243)
     Adjustments to reconcile net loss from operations to net
       cash used in operating activities:
       Depreciation and amortization                                    509            553
       Equity in operations of joint venture                          1,492          1,657
       Amortization of debt discount                                     35             41
       Non-cash compensation                                             15             18
          Changes in operating assets and liabilities:
          Receivable from joint venture                              (1,849)        (1,261)
          Prepaid expenses and other current assets                       4            (36)
          Other assets                                                   --             28
          Accounts payable and accrued expenses                        (669)          (792)
          Deferred revenue - related party                              (60)           (61)
                                                                    -------        -------

 Net cash used in operating activities                               (4,474)        (4,096)
                                                                    -------        -------

     Cash flows from investing activities:
     Net purchases of short-term investments                           (101)        (1,497)
     Expenditures for property and equipment                            (28)          (113)
     Investment in joint venture                                          -         (1,236)
                                                                    -------        -------

 Net cash used in investing activities                                 (129)        (2,846)
                                                                    -------        -------

     Cash flows from financing activities:
     Proceeds from Common Stock issuances                                36             20
     Proceeds from Convertible Preferred Stock issuances              1,400             --
     Principal payments under capital lease obligations                (376)          (377)
                                                                    -------        -------

Net cash provided by (used in) financing activities                   1,060           (357)
                                                                    -------        -------

Net decrease in cash and cash equivalents                            (3,543)        (7,299)

Cash and cash equivalents at beginning of period                     10,274         14,916
                                                                    -------        -------

Cash and cash equivalents at end of period                          $ 6,731        $ 7,617
                                                                    =======        =======



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  INFORMATION WITH RESPECT TO THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 IS
                                   UNAUDITED.

1.       NATURE OF BUSINESS

    OraVax, Inc. ("OraVax" or the "Company") was incorporated in Delaware in 1990 and has its principal offices and laboratories at 38 Sidney Street, Cambridge, Massachusetts and manufacturing facilities in Canton, Massachusetts.

    OraVax's mission is the discovery, development and commercialization of biologic products for the prevention or treatment of human infectious diseases. The Company's products are vaccines that stimulate the body's own immunity to provide long term protection against disease, as well as antibody products that provide immediate passive immunity to treat existing infections or to protect against acute disease risk. The Company employs both classical biologic product methods and innovative technologies to produce therapeutics and preventatives that meet the challenges of each infection and disease process.

    The ultimate success of the Company is dependent upon its ability to raise capital through equity financings, direct financings, corporate partnerships, sale of product and interest income on invested capital. The Company's capital requirements may change depending upon numerous factors, including progress of the Company's research, development and clinical programs, time required to obtain regulatory approvals, resources the Company devotes to self-funded projects, proprietary manufacturing methods and advanced technologies and demand for the Company's products, if and when approved.

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

2.       BASIS OF PRESENTATION

         The consolidated balance sheet as of March 31, 1998, and the consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997 are unaudited, have been prepared on a basis substantially consistent with the audited financial statements, and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The preparation of interim financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. The results for the three months ended March 31, 1998 are not necessarily indicative of results for the entire year, although the Company expects to incur a significant loss for the year ending December 31, 1998. These interim financial statements should be read in conjunction with the annual consolidated financial statements included in the Company's annual report filed on Form 10-K for the year ended December 31, 1997.

3.       COMPUTATION OF NET LOSS PER COMMON SHARE

         For the year ended December 31, 1997, the Company adopted Statement of Accounting Standards No. 128 ("FAS 128"), which requires the presentation of Basic and Dilutive earnings per share, which replaces primary and fully diluted earnings per share. Earnings per share have been restated for all periods presented to reflect the adoption of FAS 128. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of Convertible Preferred Stock and stock options. The dilutive computations do not include common stock equivalents for stock options of 1,121,043 and 1,107,006 at March 31, 1998 and March 31, 1997, respectively, and Convertible Preferred Stock convertible to 4,206,555 shares of Common Stock at March 31, 1998, as there inclusion would be antidilutive.

4.       CHANGES IN ACCOUNTING PRINCIPLES

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. For the three months ended March 31, 1998 and 1997 comprehensive income was the same as net income.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Since its inception in 1990, the Company has been engaged in the discovery and development of vaccines and injected antibody products to prevent or treat human infectious diseases.

   OraVax is currently pursuing four proprietary product development programs which target diseases that have high rates of incidence, compelling pharmaco-economic profiles, and against which no adequate therapeutic or preventative antibody products or vaccines are currently available. The diseases targeted by these products include, 1) peptic ulcers, gastritis and stomach cancer, 2) viral pneumonia in children, 3) antibiotic-associated colitis, and 4) a group of related viral diseases including Yellow Fever, Japanese encephalitis, dengue, tick borne encephalitis and hepatitis C. The Company's product candidates are designed to generate either mucosal or systemic immunity, as appropriate to each disease target. The Company has developed a portfolio of biologic production technologies appropriate to the biology of each infectious agent.

    The Company's principal product candidates are the following:

PRODUCT CANDIDATE           INDICATION                 TECHNOLOGY                 STATUS
-----------------           ----------                 ----------                 ------

Helicobacter pylori         Prevention and             Recombinant protein        Phase II trials
(H. pylori) vaccines        treatment of peptic        vaccine
                            ulcers, gastritis and
                            stomach cancer

HNK20 antibody              Prevention of              Monoclonal IgA             Phase III trials
                            pneumonia caused by        nosedrop antibody
                            respiratory syncytial
                            virus in high risk
                            children

CdVax vaccine and           Prevention and             Toxoid vaccine and         Toxoid IND 1998
CdIG immune-globulin        treatment of               Hyper-immune globulin
                            antibiotic-associated
                            colitis

ChimeriVax(TM)              Prevention of infection    Chimeric live              IND 1998
Japanese encephalitis       by the Japanese            attentuated viral
(follow-on products         encephalitis and other     vaccine
include dengue,             flavi viruses
hepatitis C, TBE)


Arilvax(R) YF               Prevention of infection    Single-dose live           OraVax to facilitate US
vaccine (a product of       by the Yellow Fever        attentuated viral          registration (already
Evans Medical, Limited)     virus                      vaccine                    marketed in the UK and
                                                                                  Europe) Phase III


         In addition to its proprietary products, OraVax has been indentified as the anticipated manufacturer of certain live virus and bacterial vaccines for the US Department of Defense, through a program known as the Joint Vaccine Acquisition program (JVAP). The Company is currently negotiating its position with DynPort, the prime contractor. The vaccines included are those against smallpox, tularemia and other potential vaccines identified by the JVAP. While these diseases are found in nature, the objective of the program is to provide the US military with vaccines needed to protect against the potential use of these microbes as biologic warfare agents. Candidate vaccines developed by the Department of Defense would be transferred to OraVax for advanced development and completion of the FDA approval process for routine manufacture at OraVax's Canton, Massachusetts manufacturing facility.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1997

         The Company's total revenues increased to $2,256,000 in the three months ended March 31, 1998 from $2,218,000 in the three months ended March 31, 1997. In the three months ended March 31, 1998, the Company's revenues consisted of $1,909,000 of collaborative research revenues earned under the Company's collaboration (the "Joint Venture") with Pasteur Merieux Connaught ("PMC"), $217,000 from government grants and other, and $130,000 in interest earned on invested funds. In the three months ended March 31, 1997, the Company's revenues consisted of $1,862,000 of collaborative research revenues earned under the Joint Venture, $121,000 from government grants and $235,000 in interest earned on invested funds. The increased revenue was attributable to an increase in 1998 budgeted research and development activities of the Joint Venture with PMC and an increase in grant revenue resulting from the October 1997 award of a C.difficile Phase II Small Business Innovation Research (SBIR) grant from the National Institute of Health (NIH) offset by a decrease in interest income as a result of declining cash investments.

         The Company's total costs and expenses decreased to $4,715,000 in the three months ended March 31, 1998 from $4,804,000 in the three months ended March 31, 1997. Research and development expenses increased 2% to $3,782,000 in the three months ended March 31, 1998 from $3,691,000 in the three months ended March 31, 1997. Significant contributors to the Company's research and development expenditures in the first quarter of 1998, versus the first quarter of 1997, included the conduct of three small-scale Phase II clinical studies under its H.pylori program and advanced activities under its Japanese encephalitis program, including the investment in other aspects of the Chimerivax family of vaccine opportunities. These expenditures were offset by a decrease in costs resulting from expenses that were incurred in the first quarter of 1997 that were not incurred in the first quarter of 1998, and from aggressive cost control. The 13% decrease in general and administrative expenses to $857,000 in the three months ended March 31, 1998 from $990,000 in the three months ended March 31, 1997 is principally due to a decrease in expenses associated with the Company's workforce reduction in the second quarter of 1997. Interest expense decreased to $76,000 in the three months ended March 31, 1998 from $123,000 in the three months ended March 31, 1997.

         The Company accounts for its investment in the Joint Venture Partnerships under the equity method of accounting. Accordingly, the Company recorded its $1,492,000 and $1,657,000 share of the Joint Venture Partnerships' losses in the first quarter of 1998 and 1997, respectively. The decreased loss is principally due to third party obligations, incurred by the Joint Venture Partnerships' in the first quarter of 1997 as compared to the same period in 1998, which were offset by an increase in the 1998 budgeted research and development activities of both OraVax and PMC.

         The Company incurred a net loss from operations of $3,951,000 in the three months ended March 31, 1998 compared to a net loss from operations of $4,243,000 in the three months ended March 31, 1997.

         In the first quarter of 1998, the Company began recognizing the annual cumulative 6% dividend that accrues in stock and the amortization of the conversion discount recorded as deferred financing costs, related to the December 1997 Convertible Preferred Stock financing.

         The Company incurred a net loss to common shareholders of $4,186,000 in the three months ended March 31, 1998 compared to a net loss to common shareholders of $4,243,000 in the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's aggregate cash and investments were $8,280,000 at March 31, 1998, a decrease of $3,442,000 since December 31, 1997. Cash used by operations during the three months ended March 31, 1998, principally to support research and development, was $4,474,000. In early 1998, the Company received the $1,400,000 remainder of cash proceeds from the December 1997 Convertible Preferred Stock financing. In addition, the Company repaid $376,000 of its capital lease obligations during the period.

     Since inception, the Company's cash expenditures have exceeded its revenues. Operations have been funded principally through public and private placements of equity securities, equipment lease financing, revenues from the Company's Joint Venture with PMC, government grants and interest income. The Company's future capital requirements will depend on many factors, including, but not limited to, the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the funding of the Company's share of the expenses of collaborative arrangements, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the acquisition of additional facilities and capital equipment.

     The Company plans to finance these cash needs in the near term principally through its existing cash reserves, together with interest earned thereon, and revenues from the Joint Venture with PMC and previously awarded government grants. Also, the anticipated near term revenues from the development and manufacturing of selected live virus and bacterial vaccines for the US Department of Defense, through a program known as the Joint Vaccine Acquisition Program (JVAP), would provide funds to finance the Company's activities under JVAP. JVAP was developed to ensure that the US military will have access to a supply of FDA-approved vaccines effective against the consequences of biological warfare agents. The Company believes, based upon its current operating plan, that, in addition to its available cash balances and known revenues, it will need additional financing in the second half of 1998 in order to fund the Company's operations. The Company will require additional funds to conduct, if planned, a Phase III trial of its HNK20 product candidate and for HNK20 manufacturing start up. Moreover, changes in the Company's research and development plans or other events affecting the Company's operations may result in accelerated or unexpected expenditures. In addition, the Company will need substantial additional capital to fund its operations for the manufacturing and marketing of any of its successful product candidates. The Company is actively pursuing additional funding through public or private equity financings, direct financings, formation of new corporate partnerships and the award of new government grants. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any of these sources, or if available, will be available on terms satisfactory to the Company. The Company's inability to obtain needed funding on satisfactory terms may require the Company to delay, curtail or eliminate one or more of its planned product development programs, scale back its planned manufacturing operations or enter into collaborative arrangements that may require the Company to issue additional equity or relinquish rights to certain technologies or product candidates that the Company would not otherwise issue or relinquish.

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

     FUTURE CAPITAL NEEDS. In addition, the Company will require substantial additional funds in order to continue its research and development programs, preclinical and clinical testing of its product candidates and to conduct full scale manufacturing and marketing of any pharmaceutical products that may be developed. The Company's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the purchase of additional facilities and capital equipment. The Company believes, based upon its current operating plan, that, in addition to its available cash balances and known revenues, it will need to raise additional capital in the second half of 1998 in order to fund operations. There can be no assurance, however, that changes in the Company's research and development plans, acquisitions or other events affecting the Company's operations will not result in accelerated or unexpected expenditures. Thereafter, the Company will need to raise substantial additional capital to fund its operations. There can be no assurance, however, that additional financing will be available, or if available, will be available on acceptable or affordable terms.

     MANUFACTURING LIMITATIONS. At present, the Company's ability to manufacture its products is limited to clinical trial quantities. The Company currently does not have the capability to manufacture commercial quantities of products. The Company's strategy is to develop its manufacturing facilities, initially through the manufacturing agreements for products funded by the US Department of Defense's Joint Vacccine Acquisition Program ("JVAP"), for producing both pilot-scale and commercial quantities of its products. To ensure compliance with current Good Manufacturing Practices ("cGMP") imposed by the FDA, OraVax will need to establish sufficient technical staff to oversee all product operations, including quality control, quality assurance, technical support and manufacturing management. The Company may enter into arrangements with contract manufacturing companies to expand its own production capacity in order to meet requirements for its product candidates. If the Company chooses to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished pharmaceutical or other medical products (if any), clinical trials, market introduction and subsequent sales of such products would be adversely affected. Moreover, contract manufacturers must operate in compliance with cGMP. The Company's potential dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margins and its ability to develop and deliver such products on a timely and competitive basis.

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

     GOVERNMENT REGULATION. The rigorous preclinical and clinical testing requirements and regulatory approval process of the FDA and of foreign regulatory authorities can take a number of years and require the expenditure of substantial resources. The Company has limited experience in conducting and managing preclinical and clinical testing necessary to obtain government approvals. There can be no assurance that the Company will be able to obtain the necessary approvals for clinical testing or for the manufacturing and marketing of any products that it develops. Additional government regulation may be established that could prevent or delay regulatory approval of the Company's product candidates. Delays in obtaining regulatory approvals would adversely affect the marketing of any products developed by the Company and the Company's ability to receive product revenues or royalties. If regulatory approval of a potential product is granted, such approval may include significant limitations on the indications for which such product may be marketed. Even if initial regulatory approvals for the Company's product candidates are obtained, the Company, its products and its manufacturing facilities are subject to continual review and periodic inspection. The regulatory standards for manufacturing are applied stringently by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product, manufacturer or facility, including warning letters, fines, suspensions of regulatory approvals, product recalls, operating restrictions, delays in obtaining new product approvals, withdrawal of the product from the market, and criminal prosecution. Other violations of FDA requirements can result in similar penalties.

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

     YEAR 2000 ISSUES. The approaching millennium ("Year 2000") could result in challenges related to the Company's computer software, accounting records and relationships with suppliers, collaborative partners and licensees. The Company's management is studying Year 2000 issues and is seeking to avoid such problems. Based on the Company's review of its business and operating systems, the Company does not expect to incur material costs with respect to assessing and remediating Year 2000 problems. However, there can be no assurance that such problems will not be encountered or that costs incurred to resolve such problems will not be material.

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

         ITEM 2.    Changes in Securities

                    Not Applicable

         ITEM 3.    Default Upon Senior Securities

         ITEM 4.    Submission of Matters to a Vote of Securities Holders

                    The Company held a Special Meeting of Stockholders on
                    March 10, 1998. At this meeting the stockholders of the Company approved the issuance of shares of the Company's 6% Convertible Preferred Stock pursuant to the terms of several Preferred Stock agreements (by a vote of 4,710,733 shares of common stock in favor, 300,938 shares of common stock against, and 300,028 shares of common stock abstaining.)

         ITEM 4.    Submission of Matters to a Vote of Securities Holders

                    Not Applicable

         ITEM 5.    Other Information

                    Not Applicable

         ITEM 6.    Exhibits and Reports on Form 8-K

                             (a)     Exhibits

                                     None

                             (b)     Reports on Form 8-K

                                     No reports on Form 8-K were filed during the quarter ended March 31, 1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OraVax, Inc.



     Date:    May 15, 1998             /s/ Lance K. Gordon
           -------------------       -------------------------------------------
                                           Lance K. Gordon
                                           President and Chief Executive Officer



     Date:    May 15, 1998             /s/ Lisa M. Bruneau
           -------------------       -------------------------------------------
                                           Lisa M. Bruneau
                                           Controller (controller and principle
                                           accounting officer)