Form 10-Q
period 1998-06-30
ORAVAX INC /DE/
filed 1998-08-14
CIK 900122

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  [X]     NO  [ ]

     NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASS OF COMMON STOCK, AS OF LATEST PRACTICABLE DATE.

                    CLASS                             OUTSTANDING AS OF AUGUST 3, 1998
        COMMON STOCK, $.001 PAR VALUE                            13,256,750

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ORAVAX, INC

                                   FORM 10-Q
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of June 30, 1998
  and December 31, 1997.....................................    3
Condensed Consolidated Statements of Operations for the
  three and six months ended June 30, 1998 and 1997.........    4
Condensed Consolidated Statements of Cash Flows for the six
  months ended June 30, 1998 and 1997.......................    5
Notes to Condensed Consolidated Financial Statements........    6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................    7
PART II.  OTHER INFORMATION.................................   14
Signatures..................................................   15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  ORAVAX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              JUNE 30,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
                                       ASSETS
Cash and cash equivalents...................................  $  4,107     $ 10,274
Short-term investments......................................       398        1,448
Deferred financing costs....................................       424          847
Prepaid and other current assets............................       288        1,529
                                                              --------     --------
Total current assets........................................     5,217       14,098
Property and equipment, net.................................     2,578        3,524
Investment in and advances to Joint Venture.................      (299)        (535)
Other assets................................................       257          257
                                                              --------     --------
Total assets................................................  $  7,753     $ 17,344
                                                              ========     ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $  1,378     $    935
Accrued expenses............................................     2,289        3,659
Deferred joint venture revenue..............................        --           91
Obligation under capital leases.............................       715        1,316
Obligation under installment debt...........................       260          260
                                                              --------     --------
Total current liabilities...................................     4,642        6,261
Obligation under capital leases, excluding current
  portion...................................................       257          416
Installment debt, excluding current portion.................       953          882
                                                              --------     --------
Total liabilities...........................................     5,852        7,559
Stockholders' equity :
     Preferred stock, $.001 par value; 2,000,000 shares
      authorized in 1998 and 1997; none issued or
      outstanding...........................................        --           --
     Convertible preferred stock, $.001 par value; 9,000
      shares authorized in 1998 and 1997; 3,600 and 6,300
      shares issued and outstanding in 1998 and 1997
      (liquidation preference of $3,600)....................     3,059        5,601
     Common stock, $.001 par value; 50,000,000 and
      25,000,000 shares authorized in 1998 and 1997;
      13,114,818 and 10,371,543 shares issued and
      outstanding in 1998 and 1997..........................        13           10
Additional paid-in capital..................................    77,697       74,962
Deferred compensation.......................................       (65)         (94)
Accumulated deficit.........................................   (78,803)     (70,694)
                                                              --------     --------
Total stockholders' equity..................................     1,901        9,785
                                                              --------     --------
Total liabilities and stockholders' equity..................  $  7,753     $ 17,344
                                                              ========     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 JUNE 30,                       JUNE 30,
                                        --------------------------     --------------------------
                                           1998            1997           1998            1997
                                           ----            ----           ----            ----
Revenue:
     Collaborative research and
       development -- related party...  $     2,048     $    1,850     $     3,957     $    3,712
     Government grants and other......          220             81             437            202
     Interest.........................           74            199             204            434
                                        -----------     ----------     -----------     ----------
                                              2,342          2,130           4,598          4,348
                                        -----------     ----------     -----------     ----------
Expenses:
     Research and development.........        3,376          3,485           7,158          7,176
     General and administrative.......          990            849           1,847          1,839
     Interest.........................           66            114             142            237
                                        -----------     ----------     -----------     ----------
                                              4,432          4,448           9,147          9,252
                                        -----------     ----------     -----------     ----------
Loss from operations..................       (2,090)        (2,318)         (4,549)        (4,904)
Equity in operations of joint
  venture.............................       (1,487)        (1,514)         (2,979)        (3,171)
                                        -----------     ----------     -----------     ----------
Net loss from operations..............  $    (3,577)    $   (3,832)    $    (7,528)    $   (8,075)
                                        ===========     ==========     ===========     ==========
Convertible Preferred Stock
  dividend............................           64             --             158             --
Accretion to conversion discount of
  Convertible Preferred Stock.........          282             --             423             --
Net loss to common shareholders.......  $    (3,923)    $   (3,832)    $    (8,109)    $   (8,075)
                                        ===========     ==========     ===========     ==========
Net loss per basic and diluted common
  share...............................  $     (0.33)    $    (0.38)    $     (0.73)    $    (0.81)
Weighted average number of basic and
  diluted shares outstanding..........   11,782,000      9,988,768      11,086,577      9,984,637

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               1998       1997
                                                               ----       ----
Cash flows from operating activities:
     Net loss from operations...............................  $(7,528)   $(8,075)
     Adjustments to reconcile net loss from operations to
      net cash used in operating activities:
     Depreciation and amortization..........................      997      1,117
     Equity in operations of joint venture..................    2,979      3,171
     Amortization of debt discount..........................       71         82
     Non-cash compensation..................................       29         76
          Changes in operating assets and liabilities:
          Prepaid expenses and other current assets.........     (159)        (4)
          Other assets......................................       --         27
          Accounts payable and accrued expenses.............     (927)    (1,041)
          Deferred revenue -- related party.................      (91)      (473)
                                                              -------    -------
Net cash used in operating activities.......................   (4,629)    (5,120)
                                                              -------    -------
     Cash flows from investing activities:
     Sales of short-term investments........................    1,050      6,021
     Expenditures for property and equipment................      (51)      (142)
     Investment in joint venture............................   (3,215)    (2,844)
                                                              -------    -------
Net cash used in investing activities.......................   (2,216)     3,035
                                                              -------    -------
     Cash flows from financing activities:
     Proceeds from Common Stock issuances...................       38         69
     Proceeds from Convertible Preferred Stock issuances....    1,400         --
     Principal payments under capital lease obligations.....     (760)      (787)
                                                              -------    -------
Net cash provided by (used in) financing activities.........      678       (718)
                                                              -------    -------
Net decrease in cash and cash equivalents...................   (6,167)    (2,803)
Cash and cash equivalents at beginning of period............   10,274     14,916
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 4,107    $12,113
                                                              =======    =======

     Non-cash disclosure of Convertible Preferred and Common Stock conversions: as of June 30, 1998, 2700 shares of Convertible Preferred Stock, including applicable stock dividends, had been converted into 2,710,426 shares of Common Stock.


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  INFORMATION WITH RESPECT TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND
                               1997 IS UNAUDITED.

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

2.  BASIS OF PRESENTATION

     The consolidated balance sheet as of June 30, 1998, and the consolidated statements of operations and cash flows for the three and six months ended June 30, 1998 and 1997 are unaudited, have been prepared on a basis substantially consistent with the audited financial statements, and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The preparation of interim financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. The results for the six months ended June 30, 1998 are not necessarily indicative of results for the entire year, although the Company expects to incur a significant loss for the year ending December 31, 1998. These interim financial statements should be read in conjunction with the annual consolidated financial statements included in the Company's annual report filed on Form 10-K for the year ended December 31, 1997.

3.  CHANGES IN ACCOUNTING POLICIES

     ACCRETION OF CONVERTIBLE PREFERRED STOCK

     In December 1997, in a private placement financing, the Company issued 6,300 shares of 6% Convertible Preferred Stock ("Convertible Preferred Stock"), for $1,000 per share, providing cash proceeds of $5.6 million, net of $700,000 in deal costs. Holders of the Convertible Preferred Stock are entitled to a conversion discount that starts at 5% in December 1997 and increases to a maximum of 21% by June 1999. At December 31, 1997, the value of the discount was $846,788, which was recorded as deferred financing costs and was to be amortized over the eighteen month discount period. In the second quarter of 1998, the amortization period was changed from eighteen months to twelve months to reflect the volume of conversions to the Company's Common Stock; the second quarter's accretion to the conversion discount includes a retroactive adjustment of $141,000.

4.  COMPUTATION OF NET LOSS PER COMMON SHARE

     For the year ended December 31, 1997, the Company adopted Statement of Accounting Standards No. 128 ("SFAS 128"), which requires the presentation of Basic and Dilutive earnings per share, which replaces primary and fully diluted earnings per share. Earnings per share have been restated for all periods presented to reflect the adoption of SFAS 128. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of Convertible Preferred Stock and stock options. The dilutive computations do not include common stock equivalents for stock options of 1,196,320 and 1,202,814 at June 30, 1998 and June 30, 1997, respectively, and
Convertible Preferred Stock convertible to 3,357,613 shares of Common Stock at June 30, 1998, as there inclusion would be antidilutive.

5.  CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified , as required. For the three and six months ended June 30, 1998 and 1997 comprehensive income was the same as net income.

6.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS" 133), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. The Company does not expect SFAS 133 to have a material impact on its financial statements.

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

     The Company's principal product candidates are the following:

  PRODUCT CANDIDATE           INDICATION              TECHNOLOGY                STATUS
  -----------------           ----------              ----------                ------
Helicobacter pylori     Prevention and          Recombinant protein     Phase II trials
(H. pylori) vaccines    treatment of peptic     vaccine
                        ulcers, gastritis and
                        stomach cancer
HNK20 antibody          Prevention of           Monoclonal IgA          Phase III trials
                        pneumonia caused by     nosedrop antibody
                        respiratory syncytial
                        virus in high risk
                        children
CdVax vaccine and CdIG  Prevention and          Toxoid vaccine and      Toxoid IND 1998
immune-globulin         treatment of            Hyper-immune globulin   Phase I trial 1998
                        antibiotic-associated
                        colitis
ChimeriVax(TM)Japanese  Prevention of           Chimeric live           IND 1998
encephalitis            infection by the        attenuated viral
(follow-on products     Japanese encephalitis   vaccine
include dengue,         and other flavi
hepatitis C, TBE)       viruses
Arilvax(R) YF vaccine   Prevention of           Single-dose live        OraVax to facilitate
(a product of Evans     infection by the        attenuated viral        US registration
Medical, Limited)       Yellow Fever virus      vaccine                 (already marketed in
                                                                        the UK and Europe)
                                                                        Phase III trials

     In addition to its proprietary products, OraVax entered into a teaming agreement in November 1996 with DynPort, the Prime Systems Contract Integrator for the US Department of Defense's Joint Vaccine Acquisition Program ("JVAP"). OraVax has been identified as the anticipated manufacturer of certain live virus and bacterial vaccines. The JVAP mandate includes up to eighteen vaccines against viruses and bacteria that are potential bio-warfare agents. The teaming agreement provides OraVax the opportunity to negotiate a role in the development and lot manufacture of selected vaccines. The Company has been in contractual negotiations for the first two products, Tularemia and Vaccinia. Discussions with DynPort have been terminated for these initial products based upon the inability to reach agreement on an acceptable price. In accordance with the teaming agreement, DynPort intends to offer the Company future proposal opportunities, as candidate vaccines transition to the Contract which match the capabilities of the Company.

     To date, the Company has not received any revenues from the sale of products and does not expect to receive any such revenues until late 2000. The first product revenues are anticipated from sales of the Yellow Fever vaccine, under the Company's partnership with Evans Medical Limited. The Company's losses incurred since inception resulted principally from expenditures under its research and development programs and the Company expects to incur significant operating losses over the next several years due primarily to expanded research and development efforts, preclinical testing and clinical trials of its product candidates, the acquisition of additional technologies, the establishment of manufacturing capability and the performance of commercialization activities. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the progress of the Company's research and development efforts, the receipt, if any, of milestone payments, the timing of certain expenses and the establishment of collaborative research agreements.

RESULTS OF OPERATIONS

  Three Months ended June 30, 1998 compared with Three Months ended June 30,
1997

     The Company's total revenues increased to $2,342,000 in the three months ended June 30, 1998 from $2,130,000 in the three months ended June 30, 1997. In the three months ended June 30, 1998, the Company's revenues consisted of $2,048,000 of collaborative research revenues earned under the Company's collaboration (the "Joint Venture") with Pasteur Merieux Connaught ("PMC"), $220,000 from government grants and other, and $74,000 in interest earned on invested funds. In the three months ended June 30, 1997, the Company's revenues consisted of $1,850,000 of collaborative research revenues earned under the Joint

Venture, $81,000 from government grants and $199,000 in interest earned on invested funds. The increased revenue was attributable to an increase in 1998 budgeted research and development activities of the Joint Venture with PMC and an increase in grant revenue from the October 1997 award of a C.difficile Phase II Small Business Innovation Research (SBIR) grant from the National Institute of Health (NIH) offset by a decrease in interest income as a result of declining cash investments.

     The Company's total costs and expenses decreased to $4,432,000 in the three months ended June 30, 1998 from $4,448,000 in the three months ended June 30, 1997. Research and development expenses decreased 3% to $3,376,000 in the three months ended June 30, 1998 from $3,485,000 in the three months ended June 30, 1997. Significant contributors to the Company's research and development expenditures in the second quarter of 1998, versus the second quarter of 1997, included the conduct of three small-scale Phase II clinical studies under its H.pylori program and advanced activities under its Japanese encephalitis program, including the investment in other aspects of the Chimerivax family of vaccine opportunities. These expenditures were offset by a decrease in costs resulting from expenses that were incurred in the second quarter of 1997, under its RSV program, that were not incurred in the second quarter of 1998, and from aggressive cost control. The 17% increase in general and administrative expenses to $990,000 in the three months ended June 30, 1998 from $849,000 in the three months ended June 30, 1997 is principally due to advanced H.pylori patent efforts and an increase in business development costs as the Company continues to focus its efforts on obtaining strategic collaborations offset by a decrease in expenses associated with the Company's workforce reduction in the second quarter of 1997. Interest expense decreased to $66,000 in the three months ended June 30, 1998 from $114,000 in the three months ended June 30, 1997.

     The Company accounts for its investment in the Joint Venture Partnerships under the equity method of accounting. Accordingly, the Company recorded its $1,487,000 and $1,514,000 share of the Joint Venture Partnerships' losses in the second quarter of 1998 and 1997, respectively. The decreased loss is principally due to third party obligations, incurred by the Joint Venture Partnerships' in the second quarter of 1997 as compared to the same period in 1998, which were offset by an increase in the 1998 budgeted research and development activities of both OraVax and PMC.

     The Company incurred a net loss from operations of $3,577,000 in the three months ended June 30, 1998 compared to a net loss from operations of $3,832,000 in the three months ended June 30, 1997.

     In the first quarter of 1998, the Company began recognizing the annual cumulative 6% dividend, that accrues in stock, on its Convertible Preferred Stock and the amortization of the conversion discount recorded as deferred financing costs, related to the December 1997 Convertible Preferred Stock financing.

     The Company incurred a net loss to common shareholders of $3,923,000 in the three months ended June 30, 1998 compared to a net loss to common shareholders of $3,832,000 in the three months ended June 30, 1997.

  Six Months ended June 30, 1998 compared with Six Months ended June 30, 1997

     The Company's total revenues increased to $4,598,000 in the six months ended June 30, 1998 from $4,348,000 in the six months ended June 30, 1997. In the six months ended June 30, 1998, the Company's revenues consisted of $3,957,000 of collaborative research revenues earned under the Company's collaboration (the "Joint Venture") with Pasteur Merieux Connaught ("PMC"), $437,000 from government grants and other, and $204,000 in interest earned on invested funds. In the six months ended June 30, 1997, the Company's revenues consisted of $3,712,000 of collaborative research revenues earned under the Joint Venture, $202,000 from government grants and $434,000 in interest earned on invested funds. The increased revenue was attributable to an increase in 1998 budgeted research and development activities of the Joint Venture with PMC and an increase in grant revenue from the October 1997 award of a C.difficile Phase II Small Business Innovation Research (SBIR) grant from the National Institute of Health (NIH) offset by a decrease in interest income as a result of declining cash investments.

     The Company's total costs and expenses decreased to $9,147,000 in the six months ended June 30, 1998 from $9,252,000 in the six months ended June 30, 1997. Research and development expenses decreased to

$7,158,000 in the six months ended June 30, 1998 from $7,176,000 in the six months ended June 30, 1997. Significant contributors to the Company's research and development expenditures in the six months ended June 30,1998, versus the six months ended June 30, 1997, included the conduct of three small-scale Phase II clinical studies under its H.pylori program and advanced activities under its Japanese encephalitis program, including the investment in other aspects of the Chimerivax family of vaccine opportunities. These expenditures were offset by a decrease in costs resulting from expenses that were incurred in the six months ended June 30, 1997, under its RSV program, that were not incurred in the six months ended June 30, 1998, and from aggressive cost control. The increase in general and administrative expenses to $1,847,000 in the six months ended June 30, 1998 from $1,839,000 in the six months ended June 30, 1997 is principally due to advanced H.pylori patent efforts and an increase in business development costs as the Company continues to focus its efforts on obtaining strategic collaborations offset by a decrease in expenses associated with the Company's workforce reduction in the second quarter of 1997. Interest expense decreased to $142,000 in the six months ended June 30, 1998 from $237,000 in the six months ended June 30, 1997.

     The Company accounts for its investment in the Joint Venture Partnerships under the equity method of accounting. Accordingly, the Company recorded its $2,979,000 and $3,171,000 share of the Joint Venture Partnerships' losses in the second quarter of 1998 and 1997, respectively. The decreased loss is principally due to third party obligations, incurred by the Joint Venture Partnerships' in the six months ended June 30,1997 as compared to the same period in 1998, which were offset by an increase in the 1998 budgeted research and development activities of both OraVax and PMC.

     The Company incurred a net loss from operations of $7,528,000 in the six months ended June 30, 1998 compared to a net loss from operations of $8,075,000 in the six months ended June 30, 1997.

     In the first quarter of 1998, the Company began recognizing the annual cumulative 6% dividend, that accrues in stock, on its Convertible Preferred Stock and the amortization of the conversion discount recorded as deferred financing costs, related to the December 1997 Convertible Preferred Stock financing.

     The Company incurred a net loss to common shareholders of $8,109,000 in the six months ended June 30, 1998 compared to a net loss to common shareholders of $8,075,000 in the six months ended June 30, 1997.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. The Company does not expect SFAS 133 to have a material impact on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's aggregate cash and investments were $4,505,000 at June 30, 1998, a decrease of $7,217,000 since December 31, 1997. Cash used by operations during the six months ended June 30, 1998, principally to support research and development, was $4,629,000. In early 1998, the Company received the $1,400,000 remainder of cash proceeds from the December 1997 Convertible Preferred Stock financing. In addition, the Company invested $3,215,000 in the Joint Venture with Pasteur Merieux Connaught and repaid $760,000 of its capital lease obligations during the period.

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

     The Company plans to finance these cash needs in the near term principally through its existing cash reserves, together with interest earned thereon, and revenues from the Joint Venture with PMC and previously awarded government grants. The Company believes, based upon its current operating plan, that, in addition to its available cash balances and known revenues, it will need additional financing in the third quarter of 1998 in order to fund the Company's operations. The Company will require additional funds to conduct, if planned, a second Phase III trial of its HNK20 product candidate and for HNK20 manufacturing. This effort will not proceed without sponsorship of the corporate partner. Moreover, changes in the Company's research and development plans or other events affecting the Company's operations may result in accelerated or unexpected expenditures. In addition, the Company will need substantial additional capital to fund its operations for the manufacturing and marketing of any of its successful product candidates. The Company is actively pursuing additional funding through private equity financings, the sale of assets, formation of new corporate partnerships, which include up-front signing fees, milestone payments and sponsorship of research and development costs, and the award of new government grants. The Company is continuing to review its burn rate and has implemented initiatives to conserve its cash resources, including putting non-essential expenditures on hold. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available from any of these sources, or if available, will be available on terms satisfactory to the Company. If the Company does not consummate an equity financing, a sale of assets or additional collaborative arrangements, then the Company's current cash position will not be sufficient to meet its financial obligations or to fund operations at the current level beyond the third quarter of 1998. The Company's inability to obtain needed funding on satisfactory terms may require the Company to delay, scale back or eliminate one or more of its planned product development programs, scale back its planned manufacturing operations or enter into collaborative arrangements that may require the Company to issue additional equity or relinquish rights to certain technologies or product candidates that the Company would not otherwise issue or relinquish.

NASDAQ DELISTING

     At June 30, 1998, the Company's net tangible assets (total assets minus goodwill and liabilities) is $1.9 million. The minimum net tangible asset requirement for continued listing by the Nasdaq National Market ("Nasdaq NM") is $4.0 million. The Company expects to receive a notice of delisting from the Nasdaq Stock Market, Inc. ("Nasdaq") indicating that because the Company is not in compliance with the minimum net tangible asset requirement the Company's stock will be delisted from trading on the Nasdaq NM if the Company does not raise capital sufficient to meet the minimum requirement as determined by Nasdaq. The Company intends to submit a plan of restoration to Nasdaq. However, there is no assurance that Nasdaq will find the plan to be acceptable or if acceptable, that the Company will be successful in achieving that plan. If the Company's stock is delisted from the Nasdaq NM, the Company intends to make application for listing on the Nasdaq SmallCap Market if the Company meets the minimum initial listing requirements of the Nasdaq SmallCap Market at that time. The delisting of the Company's stock from the Nasdaq NM could have a material adverse effect on the Company's efforts to raise additional equity capital.

SUBSEQUENT EVENT

     Since July 23, 1998, the Company's stock has been trading below the $1 per share minimum requirement for continued listing by the Nasdaq NM. The Company expects to receive a notice of delisting from Nasdaq indicating that because the Company is not in compliance with the minimum share requirement the Company's stock will be delisted from trading on the Nasdaq NM if the Company does not raise its stock price to the minimum requirement. The Company is pursuing all efforts to raise its share price to the minimum level. However, there is no assurance that the Company's efforts will be successful. If the Company's stock is delisted from the Nasdaq NM due to share price the Company would not meet the minimum initial listing requirement of $4 per share required for listing on the Nasdaq SmallCap Market and would be traded on the OTC Bulletin Board.

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

     Future Capital Needs. In addition, the Company will require substantial additional funds in order to continue its research and development programs, preclinical and clinical testing of its product candidates and to conduct full scale manufacturing and marketing of any pharmaceutical products that may be developed. The Company's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the purchase of additional facilities and capital equipment. The Company believes, based upon its current operating plan, that, in addition to its available cash balances and known revenues, it will need to raise additional capital in the third quarter of 1998 in order to fund operations. If the Company does not consummate an equity financing, a sale of assets or additional collaborative arrangements, then the Company's current cash position will not be sufficient to meet its financial obligations or to fund operations at the current level beyond the third quarter of 1998. There can be no assurance, however, that changes in the Company's research and development plans, acquisitions or other events affecting the Company's operations will not result in accelerated or unexpected expenditures. Thereafter, the Company will need to raise substantial additional capital to fund its operations. There can be no assurance, however, that additional financing will be available, or if available, will be available on acceptable or affordable terms. The delisting of the Company's stock from the Nasdaq National Market could have a material adverse effect on the Company's efforts to raise additional equity capital.

     Manufacturing Limitations. At present, the Company's ability to manufacture its products is limited to clinical trial quantities. The Company currently does not have the capability to manufacture commercial quantities of products. The Company's strategy is to develop its manufacturing facilities for producing both pilot-scale and commercial quantities of its products. To ensure compliance with current Good Manufacturing Practices ("cGMP") imposed by the FDA, OraVax will need to establish sufficient technical staff to oversee all product operations, including quality control, quality assurance, technical support and manufacturing management. The Company may enter into arrangements with contract manufacturing companies to expand its own production capacity in order to meet requirements for its product candidates. If the Company chooses to contract for manufacturing services and encounters delays or difficulties in establishing relationships with manufacturers to produce, package and distribute its finished pharmaceutical or other medical products (if any), clinical trials, market introduction and subsequent sales of such products would be adversely affected.

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

     Not Applicable

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The Company held its Annual Meeting of Stockholders on June 30, 1998. At this meeting, the stockholders of the Company:

     1. Elected Lance K. Gordon (by a vote of 6,964,842 shares of common stock in favor and 470,841 shares of common stock withheld) to serve as Class III Director of the Company until the 2001 Annual Meeting of Stockholders;

     2. Approved an amendment to the Company's Second Amended and Restated Certificate of Incorporation (by a vote of 7,218,433 shares of common stock in favor, 201,485 shares of common stock against and 15,765 shares of common stock abstaining) to increase the number of shares of common stock which the Company is authorized to issue from 25,000,000 shares to 50,000,000 shares;

     3. Approved an amendment to the Company's 1995 Employee Stock Purchase Plan (by a vote of 6,882,433 shares of common stock in favor, 533,810 shares of common stock against and 19,440 shares of common stock abstaining) providing for an increase from 100,000 to 225,000 in the number of shares of common stock reserved for issuance thereunder; and

     4. Ratified the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1998 (by vote of 7,405,493 shares of common stock in favor, 16,050 shares of common stock against and 14,140 shares of common stock abstaining).

ITEM 5.  OTHER INFORMATION

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              None

          (b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ORAVAX, INC.

                                                   /s/ LANCE K. GORDON

                                            ------------------------------------
                                            LANCE K. GORDON
                                            PRESIDENT AND CHIEF EXECUTIVE
                                            OFFICER

Date:  August 14, 1998

                                                   /s/ BRIGID A. MAKES

                                            ------------------------------------
                                            BRIGID A. MAKES
                                            CHIEF FINANCIAL OFFICER (CFO AND
                                            PRINCIPAL ACCOUNTING OFFICER)

Date:  August 14, 1998