Form 10-Q
period 1998-09-30
ORAVAX INC /DE/
filed 1998-11-17
CIK 900122

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 0-26034

                                  ORAVAX, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                          (State or other jurisdiction
                       of incorporation of organization)

                   38 SIDNEY STREET, CAMBRIDGE, MASSACHUSETTS
                    (Address of principal executive offices)
                                   04-3085209
                                (I.R.S. Employer
                             Identification Number)

                                     02139
                                   (Zip Code)

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

                         YES  [X]               NO  [ ]

NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUERS CLASS OF COMMON STOCK, AS OF LATEST PRACTICABLE DATE.

                    CLASS                            OUTSTANDING AS OF NOVEMBER 5, 1998
                    -----                            ----------------------------------
        Common Stock, $.001 par value                            17,762,712

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  ORAVAX, INC

                                   FORM 10-Q
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                              PAGE
                                                              ----
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30,
  1998 and December 31, 1997................................    3
Condensed Consolidated Statements of Operations for the
  three and nine months ended September 30, 1998 and 1997...    4
Condensed Consolidated Statements of Cash Flows for the nine
  months ended September 30, 1998 and 1997..................    5
Notes to Condensed Consolidated Financial Statements........    6
Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    9
PART II. OTHER INFORMATION..................................   18
SIGNATURES..................................................   19

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  ORAVAX, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         IN THOUSANDS EXCEPT SHARE DATA

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
ASSETS
Cash and cash equivalents...................................    $    974        $10,274
Short-term investments......................................          --          1,054
Deferred financing costs....................................         212            847
Prepaid and other current assets............................         169          1,529
                                                                --------        -------
     Total current assets...................................       1,355         13,704
                                                                --------        -------
Property and equipment, net.................................       2,158          3,524
Investment in and advances to Joint Venture.................        (246)          (535)
Restricted investments......................................         398            394
Other assets................................................         210            257
                                                                --------        -------
     Total assets...........................................    $  3,875        $17,344
                                                                --------        -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................    $  1,024        $   935
Accrued expenses............................................       2,614          3,659
Deferred joint venture revenue..............................         363             91
Obligation under capital leases.............................         465          1,316
Obligation under installment debt...........................       1,160            260
                                                                --------        -------
     Total current liabilities..............................       5,626          6,261
Obligation under capital leases, excluding current
  portion...................................................         173            416
Installment debt, excluding current portion.................           0            882
                                                                --------        -------
     Total liabilities......................................       5,799          7,559
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares
  authorized in 1998 and 1997; none issued or outstanding...          --             --
Convertible preferred stock, $.001 par value; 9,000 shares
  authorized in 1998 and 1997; 2,827 and 6,300 shares issued and outstanding in 1998 and 1997 (liquidation preference
  of $2,827)................................................       2,326          5,601
Common stock, $.001 par value; 50,000,000 and 25,000,000
  shares authorized in 1998 and 1997; 17,249,778 and
  10,371,543 shares issued and outstanding in 1998 and
  1997......................................................          17             10
Additional paid-in capital..................................      78,494         74,962
Deferred compensation.......................................         (50)           (94)
Accumulated deficit.........................................     (82,711)       (70,694)
                                                                --------        -------
     Total stockholders' equity.............................      (1,924)         9,785
                                                                --------        -------
     Total liabilities and stockholders' equity.............    $  3,875        $17,344
                                                                ========        =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                     THREE MONTHS                 NINE MONTHS
                                                         ENDED                       ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                               -------------------------   -------------------------
                                                  1998          1997          1998          1997
                                               -----------   -----------   -----------   -----------
REVENUE:
Collaborative research and
  development -- related party...............  $     1,699   $     1,869   $     5,656   $     5,581
Government grants and other..................          178           141           615           343
Interest.....................................           30           140           234           574
                                               -----------   -----------   -----------   -----------
                                                     1,907         2,150         6,505         6,498
                                               -----------   -----------   -----------   -----------
EXPENSES:
Research and development.....................        3,233         3,787        10,391        10,963
General and administrative...................          960           776         2,807         2,615
Interest.....................................           58            94           200           331
                                               -----------   -----------   -----------   -----------
                                                     4,251         4,657        13,398        13,909
                                               -----------   -----------   -----------   -----------
Loss from operations.........................       (2,344)       (2,507)       (6,893)       (7,411)
Equity in operations of joint venture........       (1,313)       (1,437)       (4,292)       (4,608)
                                               -----------   -----------   -----------   -----------
Net loss from operations.....................  $    (3,657)  $    (3,944)  $   (11,185)  $   (12,019)
                                               ===========   ===========   ===========   ===========
Convertible Preferred Stock dividend.........           39            --           197            --
Accretion to conversion discount of
  Convertible Preferred Stock................          212            --           635            --
Net loss to common shareholders..............  $    (3,908)  $    (3,944)  $   (12,017)  $   (12,019)
                                               ===========   ===========   ===========   ===========
Net loss per basic and diluted common
  share......................................  $     (0.26)  $     (0.39)  $     (0.97)  $     (1.20)
Weighted average number of basic and diluted
  shares outstanding.........................   14,995,649    10,052,414    12,401,826    10,007,475

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Cash flows from operating activities:
     Net loss from operations...............................  $(11,185)   $(12,019)
     Adjustments to reconcile net loss from operations to
      net cash used in operating activities:
          Depreciation and amortization.....................     1,474       1,671
          Equity in operations of joint venture.............     4,292       4,608
          Amortization of debt discount.....................       108         115
          Non-cash compensation.............................        44          91
               Changes in operating assets and liabilities:
               Prepaid expenses and other current assets....       (40)         90
               Other assets.................................        47          28
               Accounts payable and accrued expenses........      (956)       (766)
               Deferred revenue -- related party............       272        (473)
                                                              --------    --------
Net cash used in operating activities.......................    (5,944)     (6,655)
                                                              --------    --------
     Cash flows from investing activities:
     Sales of short-term investments........................     1,050       4,224
     Expenditures for property and equipment................       (38)       (194)
     Investment in joint venture............................    (4,581)     (4,311)
                                                              --------    --------
Net cash used in investing activities.......................    (3,569)       (281)
                                                              --------    --------
     Cash flows from financing activities:
     Proceeds from Common Stock issuances...................        66         135
     Proceeds from Preferred Stock issuances, net...........     1,400          --
     Principal payments under capital lease obligations.....    (1,163)     (1,160)
     Principal payments under installment debt
      obligations...........................................       (90)       (330)
                                                              --------    --------
Net cash provided by (used in) financing activities.........       213      (1,355)
                                                              --------    --------
Net decrease in cash and cash equivalents...................    (9,300)     (8,291)
Cash and cash equivalents at beginning of period............    10,274      14,916
                                                              --------    --------
Cash and cash equivalents at end of period..................  $    974    $  6,625
                                                              ========    ========

Non-cash disclosure of Convertible Preferred and Common Stock conversions: as of September 30, 1998, 3,473 shares of Convertible Preferred Stock, including applicable stock dividends, had been converted into 6,710,280 shares of Common Stock.

Non-cash disclosure of property and equipment: as of September 30, 1998, expenditures for property and equipment excluded $70,000 of equipment lease renewals.

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          INFORMATION WITH RESPECT TO THE THREE AND NINE MONTHS ENDED
                   SEPTEMBER 30, 1998 AND 1997 IS UNAUDITED.

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

     Additional capital will be required to ensure the on-going viability of the Company. The Company has secured interim sources of financing to support operations into the first quarter of 1999. This funding is secured with the tangible and intangible assets of the Company, in addition to some of its rights in the Joint Venture Partnership in H. pylori. While management believes that additional capital may be available to fund operations, there can be no assurance that additional funds will be available when required, on terms acceptable to the Company.

     The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, manufacturing limitations, third party reimbursements, collaborative arrangements, and compliance with government regulations.

2. MERGER WITH PEPTIDE THERAPEUTICS GROUP PLC AND RETIREMENT OF 6% CONVERTIBLE PREFERRED STOCK

     On November 10, 1998, the Company entered into an agreement to be merged with Cambridge, England based Peptide Therapeutics Group PLC ("Peptide") for stock of Peptide and cash totaling approximately $15 million. Peptide is a biopharmaceutical company engaged in the research and development of novel drugs and vaccines, and is listed on the London Stock Exchange, under the symbol PTE. Peptide currently has four products in clinical development with several pre-clinical and research programs. The Company and its Joint Venture partner Pasteur Merieux Connaught ("PMC") are already collaborating with Peptide in using Peptide's proprietary platform technology to create oral vaccines for the treatment of H. pylori. The merger will create a larger biopharmaceutical company involved in the development of novel drugs, vaccines and antibody products that control significant human diseases. The merged company will have a total of ten products in development, six of which are currently in clinical trials, with a further four scheduled to go into clinical trials in the next twelve months, and multiple corporate partnerships including those with PMC and SmithKline Beecham. This new business combination will result in a broader portfolio of product programs, and greater market presence and potential for expanded corporate partnerships.

     The transaction will take the form of a merger of the Company with a subsidiary of Peptide, formed for the transaction, and the Company will become a wholly owned subsidiary of Peptide following the merger. Completion of the merger is subject to certain conditions, including approval by the shareholders of each company and Peptide raising additional capital to provide sufficient working capital for the combined company following the merger, as required by the rules of the London Stock Exchange. The merger is anticipated to be completed during the first quarter of 1999.

     Simultaneous with the execution of the Merger Agreement, Peptide purchased approximately 95% of the Company's outstanding 6% Convertible Preferred Stock ("Convertible Preferred Stock") for an aggregate price of approximately $3 million. Upon completion of the merger, the Convertible Preferred Stock, held by Peptide, will be retired.

     Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations: Subsequent Event: Peptide Therapeutics Group PLC for additional details.

3.  SHORT-TERM BRIDGE LOAN

     On November 2, 1998, the Company obtained a short-term bridge loan, in the amount of $3 million, from Pasteur Merieux Connaught ("PMC") to support operations. The Company pledged 12% ownership in the Joint Venture Partnership as collateral. The Company granted PMC a controlling vote regarding all marketing-related decisions, thereby granting PMC overall direction of marketing-related matters. The Company will retain equal voting authority in all non-marketing-related decisions. The loan is to be repaid in two installments:
$2 million on January 31, 1999 and $1 million on June 30, 1999. The loan bears interest at an annual rate of 5.42% which is payable when each installment of principal is due.

     In the event that the Company defaults on the loan, PMC would, by virtue of the Company's pledge of 12% ownership in the Joint Venture Partnership to secure the loan, increase its ownership interest in the Joint Venture Partnership to 62%, thereby obtaining overall direction of all Joint Venture Partnership matters. The Company's share of future research, development, clinical and commercialization costs, and of profits from Target Product sales would then decrease from the present 50% to 38%.

4.  BASIS OF PRESENTATION

     The consolidated balance sheet as of September 30, 1998, and the consolidated statements of operations and cash flows for the three and nine months ended September 30, 1998 and 1997 are unaudited, have been prepared on a basis substantially consistent with the audited financial statements, and, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The preparation of interim financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the reporting period. The results for the nine months ended September 30, 1998 are not necessarily indicative of results for the entire year, although the Company expects to incur a significant loss for the year ending December 31, 1998. These interim financial statements should be read in conjunction with the annual consolidated financial statements included in the Company's annual report filed on Form 10-K for the year ended December 31, 1997.

5.  CHANGES IN ACCOUNTING POLICIES

  Accretion of Convertible Preferred Stock

     In December 1997, in a private placement financing, the Company issued 6,300 shares of 6% Convertible Preferred Stock ("Convertible Preferred Stock"), for $1,000 per share, providing cash proceeds of $5.6 million, net of $700,000 in deal costs. Holders of the Convertible Preferred Stock are entitled to a conversion discount that starts at 5% in December 1997 and increases to a maximum of 21% by June 1999. At December 31, 1997, the value of the discount is $846,788, which has been recorded as deferred financing costs and was to be amortized over the eighteen month discount period. In the second quarter of 1998, the amortization period was changed from eighteen months to twelve months to reflect the volume of conversions to the Company's Common Stock and the second quarter's accretion to the conversion discount includes a retroactive adjustment of $141,000. In conjunction with the November 10, 1998 Convertible Preferred Stock buyback, the remaining $212,000 in deferred financing costs will be amortized in the fourth quarter of 1998.

6.  COMPUTATION OF NET LOSS PER COMMON SHARE

     For the year ended December 31, 1997, the Company adopted Statement of Accounting Standards No.128 ("SFAS 128"), which requires the presentation of Basic and Dilutive earnings per share, which replaces primary and fully diluted earnings per share. Earnings per share have been restated for all periods presented to reflect the adoption of SFAS 128. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of Convertible Preferred Stock and stock options. The dilutive computations do not include common stock equivalents for stock options of 1,370,696 and 1,334,274 at September 30, 1998 and September 30, 1997,
respectively, and Convertible Preferred Stock convertible to 15,875,202 shares of Common Stock at September 30, 1998, as there inclusion would be anti-dilutive.

7.  CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No.130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the three and nine months ended September 30, 1998 and 1997, comprehensive income was the same as net income.

8.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. The Company does not expect SFAS 133 to have a material impact on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     As described below under "Subsequent Event: Peptide Therapeutics Group PLC", the Company on November 10, 1998 entered into an Agreement to merge with Peptide in a transaction anticipated to close prior to the end of the first quarter of 1999. Peptide currently has four products in clinical development with several pre-clinical and research programs. The Company and PMC, the Company's collaborative partner, are already collaborating with Peptide in using Peptide's proprietary platform technology to create oral vaccines for the treatment of H. pylori. The merger will create a larger biopharmaceutical company involved in the development of novel drugs, vaccines and antibody products that control significant human diseases. The merged company will have a total of ten products in development, six of which are currently in clinical trials, with a further four scheduled to go into clinical trials in the next twelve months, and multiple corporate partnerships including those with PMC and SmithKline Beecham. The new business combination will result in a broader portfolio of product programs, and greater market presence and potential for expanded corporate partnerships.

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

     The Company's principal product candidates are the following:

   PRODUCT CANDIDATE             INDICATION                 TECHNOLOGY                   STATUS
   -----------------       -----------------------    -----------------------    -----------------------
Helicobacter pylori        Prevention and             Recombinant protein        Phase II trials
  (H. pylori) vaccines     treatment of peptic        vaccine
                           ulcers, gastritis and
                           stomach cancer

HNK20 antibody             Prevention of pneumonia    Monoclonal IgA nosedrop    Phase III trials
                           caused by respiratory      antibody
                           syncytial virus in high
                           risk children

CdVax vaccine and CdIG     Prevention and             Toxoid vaccine and         Toxoid IND 1998 Phase I
  immune-globulin          treatment of               Hyper-immune globulin      trial 1999
                           antibiotic-associated
                           colitis

ChimeriVax(TM) Japanese    Prevention of infection    Chimeric live              IND 1998
  encephalitis             by the Japanese            attenuated viral
  (follow-on products      encephalitis and other     vaccine
  include dengue,          flavi viruses
  hepatitis C, TBE)

Arilvax(R) YF vaccine      Prevention of infection    Single-dose live           OraVax to facilitate US
  (a product of Evans      by the Yellow Fever        attenuated viral           registration (already
  Medical, Limited)        virus                      vaccine                    marketed in the UK and
                                                                                 Europe) Phase III
                                                                                 trials

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

RESULTS OF OPERATIONS

  Three Months ended September 30, 1998 compared with Three Months ended September 30, 1997

     The Company's total revenues decreased to $1,907,000 in the three months ended September 30, 1998 from $2,150,000 in the three months ended September 30, 1997. In the three months ended September 30, 1998, the Company's revenues consisted of $1,699,000 of collaborative research revenues earned under the Company's collaboration (the "Joint Venture") with Pasteur Merieux Connaught ("PMC"), $178,000 from government grants and license fees earned in connection with sublicensing its CagA antigen to BioMerieux Vitek, Inc. and BioMerica, Inc., and $30,000 in interest earned on invested funds. In the three months ended September 30, 1997, the Company's revenues consisted of $1,869,000 of collaborative research revenues earned under the Joint Venture, $141,000 from government grants and an annual license fee earned in connection with sublicensing its CagA antigen to BioMerieux Vitek, Inc., and $140,000 in interest earned on invested funds. The decreased revenue was attributable to decreases in research and development activities under the Joint Venture with PMC and in interest income as a result of declining cash investments offset by an increase in license revenue earned in connection with the 1998 sublicense of the CagA antigen to BioMerica, Inc.

     The Company's total costs and expenses decreased to $4,251,000 in the three months ended September 30, 1998 from $4,657,000 in the three months ended September 30, 1997. Research and development expenses decreased 15% to $3,233,000 in the three months ended September 30, 1998 from $3,787,000 in the three months ended September 30, 1997. Significant contributors to the Company's research and development expenditures in the third quarter of 1998, versus the third quarter of 1997, included the conduct of three small-scale Phase II clinical studies under its H.pylori program and advanced activities under its Japanese encephalitis program, including the investment in other aspects of the Chimerivax family of vaccine opportunities. These expenditures were offset by a decrease in costs resulting from expenses that were incurred in the third quarter of 1997, under the RSV program, that were not incurred in the third quarter of 1998. The 24% increase in general and administrative expenses to $960,000 in the three months ended September 30, 1998 from $776,000 in the three months ended September 30, 1997 is principally due to advanced Chimerivax patent efforts, business development costs as the Company continues to focus its efforts on obtaining strategic collaborations, and legal costs associated with the Company's pursuit of potential equity financings and selling of assets to raise capital needed to support operations. Interest expense decreased to $58,000 in the three months ended September 30, 1998 from $94,000 in the three months ended September 30, 1997.

     The Company accounts for its investment in the Joint Venture Partnerships under the equity method of accounting. Accordingly, the Company recorded its $1,313,000 and $1,437,000 share of the Joint Venture Partnerships' losses in the third quarter of 1998 and 1997, respectively. The decreased loss is principally due to third party obligations, incurred by the Joint Venture Partnerships, in the third quarter of 1997 compared to the same period in 1998.

     The Company incurred a net loss from operations of $3,657,000 in the three months ended September 30, 1998 compared to a net loss from operations of $3,944,000 in the three months ended September 30, 1997.

     In the first quarter of 1998, the Company began recognizing the annual cumulative 6% dividend that accrues in stock and the amortization of the conversion discount recorded as deferred financing costs, related to the December 1997 Convertible Preferred Stock financing.

     The Company incurred a net loss to common shareholders of $3,908,000 in the three months ended September 30, 1998 compared to a net loss to common shareholders of $3,944,000 in the three months ended September 30, 1997.

  Nine Months ended September 30, 1998 compared with Nine Months ended September 30, 1997

     The Company's total revenues increased to $6,505,000 in the nine months ended September 30, 1998 from $6,498,000 in the nine months ended September 30, 1997. In the nine months ended September 30, 1998, the Company's revenues consisted of $5,656,000 of collaborative research revenues earned under the Company's collaboration (the "Joint Venture") with Pasteur Merieux Connaught ("PMC"), $615,000 from government grants and license fees earned in connection with sublicensing its CagA antigen to BioMerieux Vitek, Inc. and BioMerica, Inc., and $234,000 in interest earned on invested funds. In the nine months ended September 30, 1997, the Company's revenues consisted of $5,581,000 of collaborative research revenues earned under the Joint Venture, $343,000 from government grants and an annual license fee earned in connection with sublicensing its CagA antigen to BioMerieux Vitek, Inc., and $574,000 in interest earned on invested funds. Principal components of revenue in 1998 versus 1997 include increases in research and development activities of the Joint Venture with PMC, in grant revenue from the October 1997 award of a C.difficile Phase II Small Business Innovation Research (SBIR) grant from the National Institute of Health (NIH) and in license revenue earned in connection with the 1998 sublicense of its CagA antigen to BioMerica, Inc. offset by a decrease in interest income as a result of declining cash investments.

     The Company's total costs and expenses decreased to $13,398,000 in the nine months ended September 30, 1998 from $13,909,000 in the nine months ended September 30, 1997. Research and development expenses decreased 5% to $10,391,000 in the nine months ended September 30, 1998 from $10,963,000 in the nine months ended September 30, 1997. Significant contributors to the Company's research and development expenditures in the nine months ended September 30,1998, versus the nine months ended September 30, 1997, included the conduct of four small-scale Phase II clinical studies under its H.pylori program and advanced activities under its Japanese encephalitis program, including the investment in other aspects of the Chimerivax family of vaccine opportunities. These expenditures were offset by a decrease in costs resulting from expenses that were incurred in the nine months ended September 30, 1997, under the RSV program, that were not incurred in the nine months ended September 30, 1998, and from aggressive cost control. The 7% increase in general and administrative expenses to $2,807,000 in the nine months ended September 30, 1998 from $2,615,000 in the nine months ended September 30, 1997 is principally due to advanced H.pylori and Chimerivax patent efforts, business development costs as the Company continues to focus its efforts on obtaining strategic collaborations, and legal costs associated with the Company's pursuit of potential equity financings and selling of assets to raise capital needed to support operations offset by a decrease in expenses associated with the Company's workforce reduction in the second quarter of 1997. Interest expense decreased to $200,000 in the nine months ended September 30, 1998 from $331,000 in the nine months ended September 30, 1997.

     The Company accounts for its investment in the Joint Venture Partnerships under the equity method of accounting. Accordingly, the Company recorded its $4,292,000 and $4,608,000 share of the Joint Venture Partnerships' losses in year-to-date September 30, 1998 and 1997, respectively. The decreased loss is principally due to third party obligations, incurred by the Joint Venture Partnerships in the nine months ended September 30,1997 as compared to the same period in 1998, which were offset by an increase in the 1998 budgeted research and development activities of both OraVax and PMC.

     The Company incurred a net loss from operations of $11,185,000 in the nine months ended September 30, 1998 compared to a net loss from operations of $12,019,000 in the nine months ended September 30, 1997.

     In the first quarter of 1998, the Company began recognizing the annual cumulative 6% dividend that accrues in stock and the amortization of the conversion discount recorded as deferred financing costs, related to the December 1997 Convertible Preferred Stock financing.

     The Company incurred a net loss to common shareholders of $12,017,000 in the nine months ended September 30, 1998 compared to a net loss to common shareholders of $12,019,000 in the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's aggregate cash and investments were $1,372,000 at September 30, 1998, a decrease of $10,350,000 since December 31, 1997. Included in cash and investments is $398,000 and $394,000 at September 30, 1998 and December 31, 1997, respectively, of restricted six-month treasury securities, which support letters of credit for operating and equipment leases. Cash used by operations during the nine months ended September 30, 1998, principally to support research and development, was $5,944,000. The Company expended $38,000 for property and equipment, repaid $1,163,000 of its capital lease obligations and repaid $90,000 of its installment debt, net of accrued interest, during the period. In addition, the Company invested $4,581,000 in the Joint Venture with Pasteur Merieux Connaught during the nine months ended September 30, 1998. In early 1998, the Company received the $1,400,000 remainder of cash proceeds from the December 1997 Convertible Preferred Stock financing. Also, the Company received $66,000 in proceeds from Common Stock issuances during the period.

     Since inception, the Company's cash expenditures have exceeded its revenues. Operations have been funded principally through public and private placements of equity securities, equipment lease financing, revenues from the Company's H. pylori Joint Venture with PMC, government grants and interest income. The Company's future capital requirements will depend on many factors, including, but not limited to, the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the funding of the Company's share of the expenses of collaborative arrangements, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the acquisition of additional facilities and capital equipment.

     As described below under "Subsequent Event: Peptide Therapeutics Group PLC", the Company on November 10, 1998 entered into an Agreement to merge with Peptide in a transaction anticipated to close prior to the end of the first quarter of 1999. As a condition to the merger, Peptide expects in mid-January 1999 to raise additional funds to provide working capital sufficient for the combined needs of the merged companies, as required by the rules of the London Stock Exchange.

     Pending completion of its merger with Peptide, the Company plans to finance its cash needs in the near term principally through its existing cash reserves, together with interest earned thereon, revenues from the H. pylori Joint Venture and previously awarded government grants. The Company believes, based upon its current operating plan, that, in addition to its available cash balances and known revenues, it will need additional financing in the first quarter of 1999 in order to fund the Company's operations. On November 2, 1998, the Company completed a bridge loan from PMC in the amount of $3 million to provide operating funds for the Company during the period prior to the anticipated closing of the merger with Peptide. This loan is secured by a 12% partnership interest of the Company in the Joint Venture and is repayable to PMC -- $2 million on January 31, 1999 and $1 million on June 30, 1999. Peptide also has agreed to provide working capital financing on a secured basis under certain circumstances. Changes in the Company's research and development plans or other events affecting the Company's operations may result in accelerated or unexpected expenditures. The Company is continuing to review its burn rate and has implemented expenditure initiatives to conserve its cash resources, including putting non-essential expenditures on hold. As part of the merger with Peptide, the combined entity will be seeking financing. The Company in the meantime continues to pursue corporate collaborations and the award of new government grants. There can be no assurance, however, that additional financing will be available from any of these sources, or if available, will be available on satisfactory terms. The Company's inability to obtain needed funding on satisfactory terms may require the Company to delay, scale back or eliminate one or more of its planned product development programs, scale back its planned manufacturing operations or enter into collaborative arrangements that may require the Company to issue additional equity or relinquish rights to certain technologies or product candidates that the Company would not otherwise issue or relinquish. In the event Peptide is unable to complete its financing or its merger with the Company is abandoned, the Company would be required to seek other sources of financing.

NASDAQ DELISTING

     At June 30, 1998, the Company's net tangible assets (total assets minus goodwill and liabilities) was $1.9 million. The minimum net tangible asset requirement for continued listing by the Nasdaq National Market ("Nasdaq NM") is $4.0 million. The Company received a notice of delisting from the Nasdaq Stock Market, Inc. ("Nasdaq") indicating that because the Company is not in compliance with the minimum net tangible asset requirement the Company's stock would be delisted from trading on the Nasdaq NM. The Company was also notified by Nasdaq of non-compliance with the minimum $1 per share bid price and minimum requirement for the public market float of $5 million. The Company appealed the delisting and a hearing was granted before an NASD panel concerning the delisting issues. The Company presented its plans to the Panel and has continued to update Nasdaq on the progress of these plans. The Company has not yet received a resolution by the appeals panel, and its stock has continued to trade on the Nasdaq NM. As of November 13, 1998, the Company was in compliance with the minimum public market float requirement. The Company is still out of compliance with the net tangible asset and minimum bid price requirements of Nasdaq NM. Though the Company has requested a postponement of the Panel's decision on delisting until completion of the merger, no assurance can be given that the Company's stock will not be delisted prior to that.

     If the Company's stock is delisted from the Nasdaq NM, the Company would apply for listing on the Nasdaq SmallCap Market. However the Company might not meet the minimum maintenance listing requirements required for listing on the Nasdaq SmallCap Market and might therefore be eligible to trade on the OTC Bulletin Board. Upon closing of the proposed merger, holders of the Company's common stock will receive ordinary shares of Peptide which are traded on the London Stock Exchange. It is currently anticipated that the ordinary shares will be in the form of American Depository Shares (ADSs) and, if they are in this form, Peptide will apply to Nasdaq for listing of such ADSs.

SUBSEQUENT EVENT: PASTEUR MERIEUX CONNAUGHT

     On November 2, 1998, the Company obtained a short-term bridge loan, in the amount of $3 million, from PMC to support operations. The Company pledged 12% ownership in the Joint Venture Partnership as collateral. The Company granted PMC a controlling vote regarding all marketing-related decisions, thereby granting PMC overall direction of marketing-related matters. The Company will retain equal voting authority in all non-marketing-related decisions. In addition, the Company authorized PMC, or should PMC elect, PMC's affiliates, to act as the principal marketing entity for all Target Products of the Joint Venture Partnerships. The loan is to be repaid in two installments: $2 million on January 31, 1999 and $1 million on June 30, 1999. The loan bears an annual interest rate of 5.42%, which is payable when each installment is due.

     In the event that the Company defaults on the loan, PMC would, by virtue of the Company's pledge of 12% ownership in the Joint Venture Partnership to secure the loan, increase its ownership interest in the Joint Venture Partnership to 62%, thereby obtaining overall direction of all Joint Venture Partnership matters. The Company's share of future research, development, clinical and commercialization costs, and of profits from Target Product sales would then decrease from the present 50% to 38%.

SUBSEQUENT EVENT: PEPTIDE THERAPEUTICS GROUP PLC

     On November 10, 1998, the Company entered into an agreement to be merged with Cambridge, England based Peptide for stock of Peptide and cash totaling approximately $15 million. Peptide is a biopharmaceutical company engaged in the research and development of novel drugs and vaccines, and is listed on the London Stock Exchange, under the symbol PTE. Peptide currently has four products in clinical development with several pre-clinical and research programs. The Company and its Joint Venture partner PMC are already collaborating with Peptide in using Peptide's proprietary platform technology to create oral vaccines for the treatment of H. pylori. The merger will create a larger biopharmaceutical company involved in the development of novel drugs, vaccines and antibody products that control significant human diseases. The merged company will have a total of ten products in development, six of which are currently in clinical trials, with a further four scheduled to go into clinical trials in the next twelve months, and multiple corporate partnerships including those with PMC and SmithKline Beecham. This new business combination will result in a broader portfolio of product programs, and greater market presence and potential for expanded corporate partnerships.

     The transaction will take the form of a merger of the Company with a subsidiary of Peptide, formed for the transaction, and the Company will become a wholly owned subsidiary of Peptide following the merger. Completion of the merger is subject to certain conditions, including approval by the shareholders of each company and Peptide raising additional capital to provide sufficient working capital for the combined company following the merger, as required by the rules of the London Stock Exchange. The merger is anticipated to be completed during the first quarter of 1999.

     Simultaneous with the execution of the Merger Agreement, Peptide purchased approximately 95% of the Company's outstanding Convertible Preferred Stock for an aggregate price of approximately $3 million. Upon completion of the merger, the Convertible Preferred Stock held by Peptide will be retired.

     Holders of the Company's Common Stock will receive ordinary shares of Peptide, equal to $15 million, less the amount of cash paid by Peptide to acquire the Convertible Preferred Stock and certain other securities of the Company. Holders of options and warrants for the purchase of the Company's Common Stock will receive options and warrants for Peptide ordinary shares in exchange for their options or warrants. It is currently anticipated that the ordinary shares will be in the form of American Depository Shares ("ADS's") and, if they are in this form, Peptide will apply to Nasdaq for listing of such ADS's. The exchange ratio of Peptide ordinary shares for the Company's Common Stock delivered in the merger will be determined based upon the mid-closing-price of Peptide ordinary shares on the London Stock Exchange for the ten trading days prior to the third business day, prior to the closing, provided that the price used to determine the exchange ratio will not be less than $1.49 nor more than $2.24. Assuming, for purposes of illustration, that $3 million in cash is paid by Peptide for the Convertible Preferred Stock and other OraVax securities (not including common stock), approximately $12 million of the merger consideration would, under the terms of the Merger Agreement, be paid to the holders of Common Stock of the Company in the form of Peptide ordinary shares. Assuming further that the average price of Peptide's ordinary shares during the 10-day measurement period was equal to Peptide's share price of 112.5 pence ($1.87) on November 10, 1998, the last trading day prior to execution of the Merger Agreement, the total number of ordinary shares of Peptide to be issued would be approximately 6.4 million. The Company currently has 17.8 million shares of common stock outstanding, and further shares could be issued prior to the closing of the merger upon conversion of Convertible Preferred Stock or warrants. Assuming, for illustration, that 20 million shares of Common Stock of the Company were outstanding at the effective date of the merger, each share of the Company's Common Stock would be converted into the right to receive approximately .32 ordinary shares of Peptide, with a value per share of the Company's Common Stock of approximately $.60. Peptide currently has 36.4 million shares outstanding.

     As of November 13, 1998, there were shares of Preferred Stock and warrants for the purchase of Preferred Stock outstanding that could be converted into common stock prior to the closing of the merger or which could be liquidated for cash in the merger. Depending upon the decisions of the holders of such Preferred Stock and warrants and assuming the effective conversion price, as of November 13, 1998, the number of shares to be exchanged in the merger and the amount of cash applied to purchase the outstanding Stock or warrants in the merger will vary. The value per share of the Company's Common Stock in the proposed transaction would range approximately from $.56 to $.63. The share price will be fixed once the holders of these securities make their election for either a cash or common stock distribution.

     In addition, Peptide has agreed to provide additional working capital financing on a secured basis under certain circumstances.

     The Company is being advised by Hambrecht & Quist and Peptide is being advised by BT Alex. Brown International in connection with this transaction.

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

     The Company believes, based upon its current operating plan, that, in addition to its available cash balances and known revenues, it will need to raise additional capital in the first quarter of 1999 in order to fund operations. On November 2, 1998, the Company completed a bridge loan from PMC in the amount of $3 million to provide operating funds for the Company during the period prior to the anticipated closing of the merger with Peptide. This loan is secured by a 12% partnership interest of the Company in the Joint Venture and is repayable to PMC -- $2 million on January 31, 1999 and $1 million on June 30, 1999. Peptide also has agreed to provide working capital financing on a secured basis under certain circumstances. Changes in the Company's research and development plans or other events affecting the Company's operations may result in accelerated or unexpected expenditures. The Company is continuing to review its burn rate and has implemented expenditure initiatives to conserve its cash resources, including putting non-essential expenditures on hold. As part of the merger with Peptide, the combined entity will be seeking financing. The Company in the meantime continues to pursue corporate collaborations and the award of new government grants. There can be no assurances, however, that changes in the Company's research and development plans, acquisitions or other events affecting the Company's operations will not result in accelerated or unexpected expenditures. Thereafter, the Company will need to raise substantial additional capital to fund its operations. There can be no assurance, however, that additional financing will be available, or if available, will be available on acceptable or affordable terms.

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

  Year 2000 Compliance

     The year 2000 ("Y2K") problem is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Computer programs and embedded computer chips may be unable to distinguish between the years 1900 and 2000. Any computer hardware, software, research and development, manufacturing or administrative equipment, and operational infrastructure systems used by the Company or by its external business partners may recognize a year using "00",as the last two digits, as the year 1900 rather than the year 2000.

     During the third quarter of 1998, the Company implemented an internal Y2K compliance task force. The goal of the task force is to identify and minimize disruptions to the Company's business that could result from the Y2K problem, and to minimize liabilities that the Company might incur in connection with the Y2K problem. The task force consists of employees of the Company and is representative of major business functions.

     The Company is in the process of conducting a company-wide assessment of its computer systems and operations infrastructure to identify computer hardware, software, research and development equipment and process control systems that are not Y2K compliant. The Company intends to replace, upgrade or modify any of its business-critical systems that are not Y2K compliant, or to develop contingency plans. The Company anticipates to have these steps completed by the end of the first quarter in 1999.

     The Company has also identified and prioritized significant service providers, vendors, suppliers, and worldwide research and development, manufacturing and clinical trial related third parties that are critical to business operations. The Company is in the process of communicating with these external parties, through interviews and questionnaires, to ascertain their Y2K compliance. These evaluations will be followed by the development of contingency plans, including identifying alternate service providers and contractors, vendors and suppliers. The Company anticipates to have these steps completed by the end of the first quarter in 1999. Going forward, the Company will use its best efforts to ensure that new service providers and contractors, vendors and suppliers are Y2K compliant before engaging in business with them.

     The Company's greatest risk is the failure of critical, worldwide research and development, manufacturing or clinical trial related service contractors not being Y2K compliant. Because of the significant number of these external service contractors and the vast number of business systems used by these parties, the Company may experience some disruption in its business operations. The Company is unable to determine at this time whether the consequences of Y2K failures by these parties will have a material impact on the Company's business operations. The Company believes that with the implementation of contingency plans, including identifying alternate service contractors, the possibility of material interruptions of normal operations should be reduced. However, there is no assurance that the Company will be successful in finding alternate service contractors. In the event that the Company is unable to replace Y2K non-compliant service contractors, the Company's business operations could be adversely affected.

     To date, the Company has not incurred any material costs related to the assessment of its internal and external Y2K compliance. The costs of the Company's Y2K compliance efforts are not yet determined. The Company does not anticipate incurring any material costs to ensure internal and external Y2K compliance.

     The Company is using its reasonable best efforts to ensure internal and external Y2K compliance. However, there can be no guarantee that the Company's assessment and correction efforts will prove accurate. Key external business partners may be unsuccessful in solving their Y2K issues and the Company may be unsuccessful in identifying alternate critical service providers and contractors, vendors and suppliers. As a result, Y2K problems may adversely impact the Company's business operations. The Company's readiness program is an ongoing process and the estimates of costs and completion dates described above are subject to change.

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

ITEM 3.  Default Upon Senior Securities
        Not Applicable

ITEM 4.  Submission of Matters to a Vote of Securities Holders
        Not Applicable

ITEM 5.  Other Information
        Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits

              27 -- Financial Data Schedule

               (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended
                   September 30, 1998.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OraVax, Inc.

Date:  November 16, 1998
                                            /s/ LANCE K. GORDON
                                            ------------------------------------
                                            Lance K. Gordon
                                            President and Chief Executive
                                            Officer

Date:  November 16, 1998
                                            /s/ BRIGID A. MAKES
                                            ------------------------------------
                                            Brigid A. Makes
                                            Chief Financial Officer
                                            (CFO and Principal Accounting
                                            Officer)