Form 10-Q/A
period 1998-03-31
ORAVAX INC /DE/
filed 1999-03-31
CIK 900122

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

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
  (State or Other Jurisdiction                               (I.R.S. Employer
 of Incorporation or Organization)                        Identification Number)


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

================================================================================

                                  ORAVAX, INC

                                  FORM 10-Q/A
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                              PAGE
                                                              ----
PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of March 31, 1998      4
  and December 31, 1997.....................................
Condensed Consolidated Statements of Operations for the         5
  three months ended March 31, 1998 and 1997................
Condensed Consolidated Statements of Cash Flows for the         6
  three months ended March 31, 1998 and 1997................
Notes to Condensed Consolidated Financial Statements........    7
Item 2. Management's Discussion and Analysis of Financial       9
  Condition and Results of Operations.......................
PART II.  OTHER INFORMATION.................................   14
Signatures..................................................   14

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES IN CERTAIN INFORMATION

     The undersigned registrant hereby amends in its entirety Part 1 of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

     During the course of discussions with the staff of the Securities and Exchange Commission (the "Commission"), certain issues were raised regarding the presentation of the Convertible Preferred Stock and the calculation of the conversion discount attributable to the private placement financing that occurred in December 1997.

     The Company originally calculated the value of the discount as $846,788, which was recorded as a deferred financing cost and an addition to paid-in capital at December 31, 1997 and was to be amortized over the eighteen month discount period. In the Second Quarter of 1998, the Company changed the amortization period from eighteen to twelve months to reflect the volume of conversions of the preferred stock to common stock. During fiscal 1999, after consideration of the issues raised by the staff of the Commission and a re-examination of the facts surrounding the assumptions used in the calculation, the Company recalculated the amount of the discount as $1,675,800, eliminated the deferred financing costs at December 31, 1997 and revised its amortization schedule to recognize the discount as a return to preferred shareholders over the original eighteen month discount period on which the shareholders could realize the discount by accreting preferred dividends as a credit to additional paid-in capital and a charge to retained earnings in each reporting period.

     The Company originally presented the Convertible Preferred Stock as a component of stockholders' equity at December 31, 1997. Upon further review of the Preferred Stock Purchase Agreement and based on discussions with the Commission, the Company has determined that $2,464,186 of the total issuance has mandatory redemption features at December 31, 1997 and, therefore, should not be included in stockholders' equity at December 31, 1997. The amount was determined based on the number of common shares into which the preferred stock was convertible at December 31, 1997 that were subject to shareholders approval which was voted on March 10, 1998.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  ORAVAX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              MARCH 31,   DECEMBER 31,
                                                                1998          1997
                                                              ---------   ------------
                                        ASSETS
Cash and cash equivalents...................................   $ 6,731      $10,274
Short-term investments......................................     1,549        1,448
Receivable from Joint Venture...............................       530           --
Prepaid and other current assets............................       126        1,529
                                                               -------      -------
Total current assets........................................     8,936       13,251
Property and equipment, net.................................     3,043        3,524
Investment in joint venture.................................      (709)        (535)
Other assets................................................       257          257
                                                               -------      -------
Total assets................................................   $11,527      $16,497
                                                               =======      =======
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................   $ 1,302      $   935
Accrued expenses............................................     2,623        3,659
Deferred joint venture revenue..............................        31           91
Obligation under capital leases.............................     1,018        1,316
Obligation under installment debt...........................       260          260
                                                               -------      -------
Total current liabilities...................................     5,234        6,261
Obligation under capital leases, excluding current
  portion...................................................       338          416
Installment debt, excluding current portion.................       917          882
                                                               -------      -------
Total liabilities...........................................     6,489        7,559

Mandatory redeemable preferred stock, $.001 par value ;
  2,772 shares authorized and outstanding in 1997...........        --        2,464

Stockholders' equity :
     Preferred stock, $.001 par value; 2,000,000 shares
      authorized in 1998 and 1997; none issued or
      outstanding...........................................        --           --
     Convertible preferred stock, $.001 par value; 9,000
      shares authorized in 1998 and 1997; 6,150 and 6,300
      shares issued and outstanding in 1998 and 1997
      (liquidation preference $6,300).......................     5,545        3,137
     Common stock, $.001 par value; 25,000,000 shares
      authorized in 1998 and 1997; 10,410,482 and 10,371,543
      shares issued and outstanding in 1998 and 1997........        10           10
Additional paid-in capital..................................    74,501       74,115
Deferred compensation.......................................       (79)         (94)
Accumulated deficit.........................................   (74,939)     (70,694)
                                                               -------      -------
Total stockholders' equity..................................     5,038        6,474
                                                               -------      -------
Total liabilities and stockholders' equity..................   $11,527      $16,497
                                                               =======      =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1998           1997
                                                                 ----           ----
Revenue:
     Collaborative research and development -- related
      party.................................................  $     1,909    $    1,862
     Government grants and other............................          217           121
     Interest...............................................          130           235
                                                              -----------    ----------
                                                                    2,256         2,218
                                                              -----------    ----------
Expenses:
     Research and development...............................        3,782         3,691
     General and administrative.............................          857           990
     Interest...............................................           76           123
                                                              -----------    ----------
                                                                    4,715         4,804
                                                              -----------    ----------
Loss from operations........................................       (2,459)       (2,586)
Equity in operations of joint venture.......................       (1,492)       (1,657)
                                                              -----------    ----------
Net loss from operations....................................  $    (3,951)   $   (4,243)
                                                              ===========    ==========
Convertible Preferred Stock dividend........................           94            --
Accretion to conversion discount of Convertible Preferred
  Stock.....................................................          200            --
Net loss to common shareholders.............................  $    (4,245)   $   (4,243)
                                                              ===========    ==========
Net loss per basic and diluted common share.................  $     (0.41)   $    (0.43)
Weighted average number of basic and diluted shares
  outstanding...............................................   10,389,744     9,977,318

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  IN THOUSANDS

                                                                 THREE MONTHS
                                                               ENDED MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                               ----       ----
Cash flows from operating activities:
     Net loss from operations...............................  $(3,951)   $(4,243)
     Adjustments to reconcile net loss from operations to
      net cash used in operating activities:
     Depreciation and amortization..........................      509        553
     Equity in operations of joint venture..................    1,492      1,657
     Amortization of debt discount..........................       35         41
     Non-cash compensation..................................       15         18
          Changes in operating assets and liabilities:
          Receivable from joint venture.....................   (1,849)    (1,261)
          Prepaid expenses and other current assets.........        4        (36)
          Other assets......................................       --         28
          Accounts payable and accrued expenses.............     (669)      (792)
          Deferred revenue -- related party.................      (60)       (61)
                                                              -------    -------
Net cash used in operating activities.......................   (4,474)    (4,096)
                                                              -------    -------
     Cash flows from investing activities:
     Net purchases of short-term investments................     (101)    (1,497)
     Expenditures for property and equipment................      (28)      (113)
     Investment in joint venture............................       --     (1,236)
                                                              -------    -------
Net cash used in investing activities.......................     (129)    (2,846)
                                                              -------    -------
     Cash flows from financing activities:
     Proceeds from Common Stock issuances...................       36         20
     Proceeds from Convertible Preferred Stock issuances....    1,400         --
     Principal payments under capital lease obligations.....     (376)      (377)
                                                              -------    -------
Net cash provided by (used in) financing activities.........    1,060       (357)
                                                              -------    -------
Net decrease in cash and cash equivalents...................   (3,543)    (7,299)
Cash and cash equivalents at beginning of period............   10,274     14,916
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 6,731    $ 7,617
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

     The accompanying condensed consolidated financial statements as of March 31, 1998 have been restated to reflect a change in the original accounting for the 6% Convertible Preferred Stock and the related discount attributable to the private placement financing that occurred in December 1997, as a result of discussions with the staff of the Securities and Exchange Commission (the "Commission").

     The Company originally calculated the value of the discount as $846,788, which was recorded as a deferred financing cost and an addition to paid-in capital at December 31, 1997 and was to be amortized over the eighteen month discount period. In the Second Quarter of 1998, the Company changed the amortization period from eighteen to twelve months to reflect the volume of conversions of the preferred stock to common stock. During fiscal 1999, after consideration of the issues raised by the staff of the Commission and a re-examination of the facts surrounding the assumptions used in the calculation, the Company recalculated the amount of the discount as $1,675,800, eliminated the deferred financing costs at December 31, 1997 and revised its amortization schedule to recognize the discount as a return to preferred shareholders over the original eighteen month discount period on which the shareholders could realize the discount by accreting preferred dividends as a credit to additional paid-in capital and a charge to retained earnings in each reporting period. As a result, the additional amount of the discount recognized in the quarter ended March 31, 1998 was $59,000.

     The Company originally presented the Convertible Preferred Stock as a component of stockholders' equity at December 31, 1997. Upon further review of the Preferred Stock Purchase Agreement and based on discussions with the Commission, the Company has determined that $2,464,186 of the total issuance has mandatory redemption features at December 31, 1997 and, therefore, should not be included in stockholders' equity at December 31, 1997. The amount was determined based on the number of common shares into which the preferred stock was convertible at December 31, 1997 that were subject to shareholders approval which was voted on March 10, 1998. The March 31, 1998 balance sheet reflects the return from mezzanine to stockholders' equity of the preferred stock released from mandatory redemption by virtue of the common shareholder vote.

     the table below details the previously reported financial position as of December 31, 1997 and March 31, 1998 and the effect of the restatement:

                                                 DECEMBER 31, 1997    MARCH 31, 1998
                                                 -----------------    --------------
Total assets -- previously reported............       $17,344            $12,233
Adjustment related to recalculation of
  preferred stock discount.....................          (847)              (706)
                                                      -------            -------
As adjusted....................................       $16,497            $11,527
                                                      -------            -------
Total stockholders' equity -- previously
  reported.....................................       $ 9,785            $ 5,744
                                                      -------            -------
Adjustment related to presentation of preferred
  stock that is redeemable.....................        (2,464)
Adjustment related to recalculation of
  preferred stock discount.....................          (847)              (706)
                                                      -------            -------
As adjusted....................................       $ 6,474            $ 5,038
                                                      -------            -------

     The table below details the previously reported net loss to common shareholders for the three month period ended March 31, 1998 and the effect of the restatement:

                                                               THREE MONTHS ENDED
                                                                 MARCH 31, 1998
                                                               ------------------
Total net loss to common shareholders -- previously
  reported.................................................         $(4,186)
Adjustment related to recalculation of preferred stock
  discount.................................................             (59)
                                                                    -------
As adjusted................................................         $(4,245)
                                                                    -------
Net loss per common share -- previously reported...........         $ (0.40)
                                                                    -------
As adjusted................................................         $ (0.41)
                                                                    -------

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

     The Company's principal product candidates are the following:

  PRODUCT CANDIDATE           INDICATION              TECHNOLOGY                STATUS
  -----------------           ----------              ----------                ------
Helicobacter pylori     Prevention and          Recombinant protein     Phase II trials
(H. pylori) vaccines    treatment of peptic     vaccine
                        ulcers, gastritis and
                        stomach cancer
HNK20 antibody          Prevention of           Monoclonal IgA          Phase III trials
                        pneumonia caused by     nosedrop antibody
                        respiratory syncytial
                        virus in high risk
                        children
CdVax vaccine and CdIG  Prevention and          Toxoid vaccine and      Toxoid IND 1998
immune-globulin         treatment of            Hyper-immune globulin
                        antibiotic-associated
                        colitis
ChimeriVax(TM)Japanese  Prevention of           Chimeric live           IND 1998
encephalitis            infection by the        attentuated viral
(follow-on products     Japanese encephalitis   vaccine
include dengue,         and other flavi
hepatitis C, TBE)       viruses
Arilvax(R) YF vaccine   Prevention of           Single-dose live        OraVax to facilitate
(a product of Evans     infection by the        attentuated viral       US registration
Medical, Limited)       Yellow Fever virus      vaccine                 (already marketed in
                                                                        the UK and Europe)
                                                                        Phase III

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

     In the first quarter of 1998, the Company began recognizing the annual cumulative 6% dividend that accrues in stock and the amortization of the conversion discount related to the December 1997 Convertible Preferred Stock financing.

     The Company incurred a net loss to common shareholders of $4,245,000 in the three months ended March 31, 1998 compared to a net loss to common shareholders of $4,243,000 in the three months ended March 31, 1997.

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

                                            ORAVAX, INC.

                                            /s/ LANCE K. GORDON
                                            ------------------------------------
                                            LANCE K. GORDON
                                            PRESIDENT AND CHIEF EXECUTIVE
                                            OFFICER

Date:  March 31, 1999

                                            /s/ BRIGID A. MAKES
                                            ------------------------------------
                                            BRIGID A. MAKES
                                            VICE PRESIDENT FINANCE & CFO

Date:  March 31, 1999