Form 10-Q/A
period 1998-06-30
ORAVAX INC /DE/
filed 1999-03-31
CIK 900122

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                  FORM 10-Q/A

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of June 30, 1998
  and December 31, 1997.....................................    4
Condensed Consolidated Statements of Operations for the
  three and six months ended June 30, 1998 and 1997.........    5
Condensed Consolidated Statements of Cash Flows for the six
  months ended June 30, 1998 and 1997.......................    6
Notes to Condensed Consolidated Financial Statements........    7
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................    9
PART II.  OTHER INFORMATION.................................   16
Signatures..................................................   17

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES IN CERTAIN INFORMATION

     The undersigned registrant hereby amend in its entirety Part 1 of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998.

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

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  ORAVAX, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                              JUNE 30,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
                                       ASSETS
Cash and cash equivalents...................................  $  4,107     $ 10,274
Short-term investments......................................       398        1,448
Prepaid and other current assets............................       288        1,529
                                                              --------     --------
Total current assets........................................     4,793       13,251
Property and equipment, net.................................     2,578        3,524
Investment in and advances to Joint Venture.................      (299)        (535)
Other assets................................................       257          257
                                                              --------     --------
Total assets................................................  $  7,329     $ 16,497
                                                              ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................  $  1,378     $    935
Accrued expenses............................................     2,289        3,659
Deferred joint venture revenue..............................        --           91
Obligation under capital leases.............................       715        1,316
Obligation under installment debt...........................       260          260
                                                              --------     --------
Total current liabilities...................................     4,642        6,261
Obligation under capital leases, excluding current
  portion...................................................       257          416
Installment debt, excluding current portion.................       953          882
                                                              --------     --------
Total liabilities...........................................     5,852        7,559

Mandatory redeemable preferred stock, $.001 par value; 2,772
  shares issued and outstanding in 1997.....................        --        2,464

Stockholders' equity :
     Preferred stock, $.001 par value; 2,000,000 shares
      authorized in 1998 and 1997; none issued or
      outstanding...........................................        --           --
     Convertible preferred stock, $.001 par value; 9,000
      shares authorized in 1998 and 1997; 3,600 and 6,300
      shares issued and outstanding in 1998 and 1997
      (liquidation preference of $3,600)....................     3,059        3,137
     Common stock, $.001 par value; 50,000,000 and
      25,000,000 shares authorized in 1998 and 1997;
      13,114,818 and 10,371,543 shares issued and
      outstanding in 1998 and 1997..........................        13           10
Additional paid-in capital..................................    77,519       74,115
Deferred compensation.......................................       (65)         (94)
Accumulated deficit.........................................   (79,049)     (70,694)
                                                              --------     --------
Total stockholders' equity..................................     1,477        6,474
                                                              --------     --------
Total liabilities and stockholders' equity..................  $  7,329     $ 16,497
                                                              ========     ========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA


                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 JUNE 30,                       JUNE 30,
                                        --------------------------     --------------------------
                                           1998            1997           1998            1997
                                           ----            ----           ----            ----
Revenue:
     Collaborative research and
       development -- related party...  $     2,048     $    1,850     $     3,957     $    3,712
     Government grants and other......          220             81             437            202
     Interest.........................           74            199             204            434
                                        -----------     ----------     -----------     ----------
                                        2,342......          2,130           4,598          4,348
                                        -----------     ----------     -----------     ----------
Expenses:
     Research and development.........        3,376          3,485           7,158          7,176
     General and administrative.......          990            849           1,847          1,839
     Interest.........................           66            114             142            237
                                        -----------     ----------     -----------     ----------
                                              4,432          4,448           9,147          9,252
                                        -----------     ----------     -----------     ----------
Loss from operations..................       (2,090)        (2,318)         (4,549)        (4,904)
Equity in operations of joint
  venture.............................       (1,487)        (1,514)         (2,979)        (3,171)
                                        -----------     ----------     -----------     ----------
Net loss from operations..............  $    (3,577)    $   (3,832)    $    (7,528)    $   (8,075)
                                        ===========     ==========     ===========     ==========
Convertible Preferred Stock
  dividend............................           64             --             158             --
Accretion to conversion discount of
  Convertible Preferred Stock.........          469             --             669             --
Net loss to common shareholders.......  $    (4,110)    $   (3,832)    $    (8,355)    $   (8,075)
                                        ===========     ==========     ===========     ==========
Net loss per basic and diluted common
  share...............................  $     (0.35)    $    (0.38)    $     (0.75)    $    (0.81)
Weighted average number of basic and
  diluted shares outstanding..........   11,782,000      9,988,768      11,086,577      9,984,637


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

     The accompanying condensed consolidated financial statements as of June 30, 1998 have been restated to reflect a change in the original accounting for the 6% Convertible Preferred Stock and the related discount attributable to the private placement financing that occurred in December 1997, as a result of discussions with the staff of the Securities and Exchange Commission (the "Commission").

     The Company originally calculated the value of the discount as $846,788, which was recorded as a deferred financing cost and an addition to paid-in capital at December 31, 1997 and was to be amortized over the eighteen month discount period. In the Second Quarter of 1998, the Company changed the amortization period from eighteen to twelve months to reflect the volume of conversions of the preferred stock to common stock. During fiscal 1999, after consideration of the issues raised by the staff of the Commission and a re-examination of the facts surrounding the assumptions used in the calculation, the Company recalculated the amount of the discount as $1,675,800, eliminated the deferred financing costs at December 31, 1997 and revised its amortization schedule to recognize the discount as a return to preferred shareholders over the original eighteen month discount as a credit to additional paid-in capital and a charge to retained earnings in each reporting period. As a result, the amount of the additional discount recognized in the year ended December 31, 1998 was $246,000.

     The Company originally presented the Convertible Preferred Stock as a component of stockholders' equity at December 31, 1997. Upon further review of the Preferred Stock Purchase Agreement and based on discussions with the Commission, the Company has determined that $2,464,186 of the total issuance has mandatory redemption features at December 31, 1997 and, therefore, should not be included in stockholders' equity at December 31, 1997. The amount was determined based on the number of common shares into which the preferred stock was convertible at December 31, 1997 that were subject to shareholder approval which was voted on March 10, 1998. The June 30, 1998 balance sheet reflects the return from mezzanine to stockholders' equity of the preferred stock released from mandatory redemption by virtue of the common shareholder vote.

     The table below details the previously reported financial position as of December 31, 1997 and June 30 1998, and the effect of the restatement:

                                                   DECEMBER 31, 1997    JUNE 30, 1998
                                                   -----------------    -------------
Total assets -- previously reported..............       $17,344            $7,753
Adjustment related to recalculation of preferred
  stock discount.................................          (847)             (424)
                                                        -------            ------
As adjusted......................................       $16,497            $7,329
                                                        -------            ------
Total stockholder's equity -- previously
  reported.......................................       $ 9,785            $1,901
                                                        -------            ------
Adjustment related to presentation of preferred
  stock that is redeemable.......................        (2,464)
Adjustment related to recalculation of preferred
  stock discount.................................          (847)             (424)
                                                        -------            ------
As adjusted......................................       $ 6,474            $1,477
                                                        -------            ------

     The table below details the previously reported net loss to common shareholders for the three months period ended June 30, 1998 and the effect of the restatement:

                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                 JUNE 30, 1998        JUNE 30, 1998
                                               ------------------    ----------------
Total net loss to common shareholders --
  previously reported......................         $(3,923)             $(8,109)
Adjustment related to recalculation of
  preferred stock discount.................            (187)                (246)
                                                    -------              -------
As adjusted................................         $(4,110)             $(8,355)
                                                    -------              -------
Net loss per common share -- previously
  reported.................................         $ (0.33)             $ (0.73)
                                                    -------              -------
As adjusted................................         $ (0.35)             $ (0.75)
                                                    -------              -------

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


5.  NEW ACCOUNTING PRONOUNCEMENTS


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


     In the first quarter of 1998, the Company began recognizing the annual cumulative 6% dividend, that accrues in stock, on its Convertible Preferred Stock and the amortization of the conversion discount related to the December 1997 Convertible Preferred Stock financing.



     The Company incurred a net loss to common shareholders of $4,110,000 three months ended June 30, 1998 compared to a net loss to common shareholders of $3,832,000 in the three months ended June 30, 1997.


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


     In the first quarter of 1998, the Company began recognizing the annual cumulative 6% dividend, that accrues in stock, on its Convertible Preferred Stock and the amortization of the conversion discount related to the December 1997 Convertible Preferred Stock financing.



     The Company incurred a net loss to common shareholders of $8,355,000 in the six months ended June 30, 1998 compared to a net loss to common shareholders of $8,075,000 in the six months ended June 30, 1997.


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

NASDAQ DELISTING

     At June 30, 1998, the Company's net tangible assets (total assets minus goodwill and liabilities) is $1.5 million. The minimum net tangible asset requirement for continued listing by the Nasdaq National Market ("Nasdaq NM") is $4.0 million. The Company expects to receive a notice of delisting from the Nasdaq Stock Market, Inc. ("Nasdaq") indicating that because the Company is not in compliance with the minimum net tangible asset requirement the Company's stock will be delisted from trading on the Nasdaq NM if the Company does not raise capital sufficient to meet the minimum requirement as determined by Nasdaq. The Company intends to submit a plan of restoration to Nasdaq. However, there is no assurance that Nasdaq will find the plan to be acceptable or if acceptable, that the Company will be successful in achieving that plan. If the Company's stock is delisted from the Nasdaq NM, the Company intends to make application for listing on the Nasdaq SmallCap Market if the Company meets the minimum initial listing requirements of the Nasdaq SmallCap Market at that time. The delisting of the Company's stock from the Nasdaq NM could have a material adverse effect on the Company's efforts to raise additional equity capital.

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

Date:  March 31, 1999