Form 10-Q/A
period 1998-09-30
ORAVAX INC /DE/
filed 1999-03-31
CIK 900122

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


                                  FORM 10-Q/A

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                           PAGE
                                                                           ----

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30,
  1998 and December 31, 1997..............................................    4

Condensed Consolidated Statements of Operations for the
  three and nine months ended September 30, 1998 and 1997.................    5

Condensed Consolidated Statements of Cash Flows for the nine
  months ended September 30, 1998 and 1997................................    6

Notes to Condensed Consolidated Financial Statements......................    7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.....................................   12

PART II. OTHER INFORMATION................................................   21

SIGNATURES................................................................   22

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES IN CERTAIN INFORMATION



     The undersigned registrant hereby amends in its entirety Part 1 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.



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

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  ORAVAX, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         IN THOUSANDS EXCEPT SHARE DATA


                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                         ASSETS
Cash and cash equivalents...................................    $    974        $10,274
Short-term investments......................................          --          1,054
Prepaid and other current assets............................         169          1,529
                                                                --------        -------
     Total current assets...................................       1,143         12,857
                                                                --------        -------
Property and equipment, net.................................       2,158          3,524
Investment in and advances to Joint Venture.................        (246)          (535)
Restricted investments......................................         398            394
Other assets................................................         210            257
                                                                --------        -------
     Total assets...........................................    $  3,663        $16,497
                                                                --------        -------

              LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................    $  1,024        $   935
Accrued expenses............................................       2,614          3,659
Deferred joint venture revenue..............................         363             91
Obligation under capital leases.............................         465          1,316
Obligation under installment debt...........................       1,160            260
                                                                --------        -------
     Total current liabilities..............................       5,626          6,261
Obligation under capital leases, excluding current
  portion...................................................         173            416
Installment debt, excluding current portion.................           0            882
                                                                --------        -------
     Total liabilities......................................       5,799          7,559
Mandatory redeemable preferred stock, $.001 par value; 2,772
  shares issued and outstanding in 1997.....................          --          2,464
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares
  authorized in 1998 and 1997; none issued or outstanding...          --             --
Convertible preferred stock, $.001 par value; 9,000 shares
  authorized in 1998 and 1997; 2,827 and 6,300 shares issued and outstanding in 1998 and 1997 (liquidation preference
  of $2,827)................................................       2,326          3,137
Common stock, $.001 par value; 50,000,000 and 25,000,000
  shares authorized in 1998 and 1997; 17,249,778 and
  10,371,543 shares issued and outstanding in 1998 and
  1997......................................................          17             10
Additional paid-in capital..................................      78,585         74,115
Deferred compensation.......................................         (50)           (94)
Accumulated deficit.........................................     (83,014)       (70,694)
                                                                --------        -------
     Total stockholders' equity.............................      (2,136)         6,474
                                                                --------        -------
     Total liabilities and stockholders' equity.............    $  3,663        $16,497
                                                                ========        =======


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                  ORAVAX, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA


                                                     THREE MONTHS                 NINE MONTHS
                                                         ENDED                       ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                               -------------------------   -------------------------
                                                  1998          1997          1998          1997
                                               -----------   -----------   -----------   -----------
REVENUE:
Collaborative research and
  development -- related party...............  $     1,699   $     1,869   $     5,656   $     5,581
Government grants and other..................          178           141           615           343
Interest.....................................           30           140           234           574
                                               -----------   -----------   -----------   -----------
                                                     1,907         2,150         6,505         6,498
                                               -----------   -----------   -----------   -----------
EXPENSES:
Research and development.....................        3,233         3,787        10,391        10,963
General and administrative...................          960           776         2,807         2,615
Interest.....................................           58            94           200           331
                                               -----------   -----------   -----------   -----------
                                                     4,251         4,657        13,398        13,909
                                               -----------   -----------   -----------   -----------
Loss from operations.........................       (2,344)       (2,507)       (6,893)       (7,411)
Equity in operations of joint venture........       (1,313)       (1,437)       (4,292)       (4,608)
                                               -----------   -----------   -----------   -----------
Net loss from operations.....................  $    (3,657)  $    (3,944)  $   (11,185)  $   (12,019)
                                               ===========   ===========   ===========   ===========
Convertible Preferred Stock dividend.........           39            --           197            --
Accretion to conversion discount of
  Convertible Preferred Stock................          269            --           938            --
Net loss to common shareholders..............  $    (3,965)  $    (3,944)  $   (12,320)  $   (12,019)
                                               ===========   ===========   ===========   ===========
Net loss per basic and diluted common
  share......................................  $     (0.26)  $     (0.39)  $     (0.99)  $     (1.20)
Weighted average number of basic and diluted
  shares outstanding.........................   14,995,649    10,052,414    12,401,826    10,007,475


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


     The accompanying condensed consolidated financial statements as of September 30, 1998 have been restated to reflect a change in the original accounting for the 6% Convertible Preferred Stock and the related discount attributable to the private placement financing that occurred in December 1997, as a result of discussions with the staff of the Securities and Exchange Commission (the "Commission").



     The Company originally calculated the value of the discount as $846,788, which was recorded as a deferred financing cost and an addition to paid-in capital at December 31, 1997 and was to be amortized over the eighteen month discount period. In the Second Quarter of 1998, the Company changed the amortization period from eighteen to twelve months to reflect the volume of conversions of the preferred stock to common stock. During fiscal 1999, after consideration of the issues raised by the staff of the Commission and a re-examination of the facts surrounding the assumptions used in the calculation, the Company recalculated the amount of the discount as $1,675,800, eliminated the deferred financing costs at December 31, 1997 and revised its amortization schedule to recognize the discount as a return to preferred shareholders over the original eighteen month discount period on which the shareholders could realize the discount by accreting preferred dividends as a credit to additional paid-in capital and a charge to retained earnings in each reporting period. As a result, the amount of the additional discount recognized in the year ended December 31, 1998 was $303,000



     The Company originally presented the Convertible Preferred Stock as a component of stockholders' equity at December 31, 1997. Upon further review of the Preferred Stock Purchase Agreement and based on discussions with the Commission, the Company has determined that $2,464,186 of the total issuance has mandatory redemption features at December 31, 1997 and, therefore, should not be included in stockholders' equity at December 31, 1997. The amount was determined based on the number of common shares into which the preferred stock was convertible at December 31, 1997 that were subject to shareholders approval which was voted on March 10, 1998. The September 30, 1998 balance sheet reflects the return from mezzanine to stockholders' equity of the preferred stock released from mandatory redemption by virtue of the common shareholder vote.



     The table below details the previously reported financial position as of December 31, 1997 and September 30, 1998 and the effect of the restatement:



                                               DECEMBER 31, 1997    SEPTEMBER 30, 1998
                                               -----------------    ------------------
Total assets -- previously reported..........       $17,344              $ 3,875
Adjustment related to recalculation of
  preferred stock discount...................          (847)                (212)
                                                    -------              -------
As adjusted..................................       $16,497              $ 3,663
                                                    -------              -------
Total stockholders' equity -- previously
  reported...................................       $ 9,785              $(1,924)
                                                    -------              -------
Adjustment related to presentation of
  preferred stock that is redeemable.........        (2,464)
Adjustment related to recalculation of
  preferred stock discount...................          (847)                (212)
                                                    -------              -------
As adjusted..................................       $ 6,474              $(2,136)
                                                    -------              -------



     The table below details the previously reported net loss to common shareholders for the three months period ended September 30, 1998 and the effect of the restatement:



                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                              SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
                                              ------------------    ------------------
Total net loss to common shareholders --
  previously reported.......................       $(3,908)              $(12,017)
Adjustment related to recalculation of
  preferred stock discount..................           (57)                  (303)
                                                   -------               --------
As adjusted.................................       $(3,965)              $(12,320)
                                                   =======               ========
Net loss per common share -- previously
  reported..................................       $ (0.26)              $  (0.97)
                                                   -------               --------
As adjusted.................................       $ (0.26)              $  (0.99)
                                                   -------               --------



5.  COMPUTATION OF NET LOSS PER COMMON SHARE


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

6.  CHANGES IN ACCOUNTING PRINCIPALES



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



7.  NEW ACCOUNTING PRONOUNCEMENTS


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



     The Company incurred a net loss to common shareholders of $3,965,000 in the three months ended September 30, 1998 compared to a net loss to common shareholders of $3,944,000 in the three months ended September 30, 1997.

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



     The Company incurred a net loss to common shareholders of $12,320,000 in the nine months ended September 30, 1998 compared to a net loss to common shareholders of $12,019,000 in the nine months ended September 30, 1997.

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

NASDAQ DELISTING


     At June 30, 1998, the Company's net tangible assets (total assets minus goodwill and liabilities) was $1.5 million. The minimum net tangible asset requirement for continued listing by the Nasdaq National Market ("Nasdaq NM") is $4.0 million. The Company received a notice of delisting from the Nasdaq Stock Market, Inc. ("Nasdaq") indicating that because the Company is not in compliance with the minimum net tangible asset requirement the Company's stock would be delisted from trading on the Nasdaq NM. The Company was also notified by Nasdaq of non-compliance with the minimum $1 per share bid price and minimum requirement for the public market float of $5 million. The Company appealed the delisting and a hearing was granted before an NASD panel concerning the delisting issues. The Company presented its plans to the Panel and has continued to update Nasdaq on the progress of these plans. The Company has not yet received a resolution by the appeals panel, and its stock has continued to trade on the Nasdaq NM. As of November 13, 1998, the Company was in compliance with the minimum public market float requirement. The Company is still out of compliance with the net tangible asset and minimum bid price requirements of Nasdaq NM. Though the Company has requested a postponement of the Panel's decision on delisting until completion of the merger, no assurance can be given that the Company's stock will not be delisted prior to that.


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


Date:  March 31, 1999

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