Form 10-K
period 1998-12-31
ORAVAX INC /DE/
filed 1999-03-31
CIK 900122

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                          COMMISSION FILE NO. 0-26034

                         ------------------------------

                                  ORAVAX, INC.
             (Exact Name of Registrant as Specified in its Charter)

                                    DELAWARE
                        (State or Other Jurisdiction of
                         Incorporation or Organization)

                   38 SIDNEY STREET, CAMBRIDGE, MASSACHUSETTS
                    (Address of Principal Executive Offices)
                                   04-3085209
                                (I.R.S. Employer
                              Identification No.)

                                     02139
                                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 494-1339

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE

                              TITLE OF EACH CLASS

                         ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]       No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. Yes [ ]

     The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $10,651,988, based on the last reported sale price of the Common Stock on the Nasdaq Bulletin Board on March 12, 1999.

     Number of shares outstanding of the registrant's class of Common Stock as of March 12, 1999: 22,113,040, including 2,193,537 shares held by Peptide Therapeutics Group plc, which will be canceled at the consummation of the merger.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     OraVax, Inc. ("OraVax" or the "Company") was incorporated in Delaware in 1990 and has its principal offices and laboratories at 38 Sidney Street, Cambridge, Massachusetts (telephone: 617-494-1339).

     On November 10, 1998, the Company entered into an agreement to merge with Peptide Therapeutics Group plc ("Peptide") in a transaction now expected to close during the second quarter of 1999. See next section entitled "Proposed Merger with Peptide Therapeutics Group plc."

     OraVax is engaged in the discovery, development and commercialization of vaccine and antibody products for the prevention and treatment of human infectious diseases. The Company's products are vaccines that stimulate the body's own immunity to provide long term protection against disease, as well as antibody products that provide immediate passive immunity to treat existing infections or to protect against an acute disease risk. The Company's focus has been on diseases of the mucosal surfaces and has been broadened to include a series of arboviral (insect borne) diseases addressable by single-dose live viral vaccines.

     The Company is currently pursuing five proprietary product development programs. The diseases targeted by these programs include:
     - peptic ulcers and gastritis;
     - yellow fever;
     - a group of viral diseases related to yellow fever, including Japanese encephalitis, dengue, tick borne encephalitis and hepatitis C;
     - antibiotic-associated colitis; and
     - viral pneumonia in children;

     The Company's product candidates are designed to generate either mucosal or systematic immunity, as appropriate to each specific disease target. The Company has also developed a portfolio of biologic production technologies.

     The Company's product candidates include the following:

  PRODUCT CANDIDATE           INDICATION              TECHNOLOGY                STATUS
  -----------------           ----------              ----------                ------
Helicobacter pylori     Prevention and          Recombinant protein     Phase II trials
(H. pylori)vaccines     treatment of peptic     vaccine                 ongoing
                        ulcers and gastritis
HNK 20 antibody         Prevention of           Monoclonal IgA          on hold pending third
                        pneumonia caused by     antibody nosedrop       party funding of Phase
                        respiratory syncytial                           III trials
                        virus in high risk
                        children
CdVax vaccine and CdIG  Prevention/treatment    Toxoid vaccine and      Toxoid IND filed in
immune-globulin         of                      hyper-immune gloublin   September 1998; Phase
                        antibiotic-associated                           I trial initiated
                        colitis                                         first quarter of 1999
ChimeriVax(TM)          Prevention of           Chimeric live           IND expected to be
Japanese encephalitis   infection by the        attenuated viral        filed in 1999
(follow on products     Japanese encephalitis   vaccine
include dengue,         virus and other
hepatitis C, TBE)       flaviviruses
Arilvax(R) YF vaccine   Prevention of           Single-dose live        OraVax to facilitate
(a product of Medeva    infection by the        attenuated viral        US registration
Pharma Limited)         yellow fever virus      vaccine                 (already marketed in
                                                                        the UK and Europe);
                                                                        Medeva to fund Phase
                                                                        III trials scheduled
                                                                        for 1999

     To date, the Company has not received any revenues from the sale of products and does not expect to receive any such revenues until late 2000, at the earliest. The first product revenues are anticipated from sales of the yellow fever vaccine, under the Company's partnership with Medeva Pharma Limited ("Medeva").

The Company's losses incurred since inception have resulted principally from expenditures under its research and development programs, and the Company expects to incur significant operating losses for the foreseeable future due primarily to research and development efforts, preclinical testing and clinical trials of its product candidates, the acquisition of additional technologies, and the performance of commercialization activities.

PROPOSED MERGER WITH PEPTIDE THERAPEUTICS GROUP PLC

     On November 10, 1998, the Company entered into an agreement to be merged with Cambridge, England based Peptide for stock of Peptide and cash totaling approximately $15 million, which was subsequently increased to $20 million. Peptide is a biopharmaceutical company engaged in the research and development of novel drugs and vaccines, and is listed on the London Stock Exchange, under the symbol PTE. Peptide currently has four products in clinical development with several pre-clinical and research programs. The Company and its joint venture partner PMC are already collaborating with Peptide in using Peptide's proprietary platform technology to create oral vaccines for the treatment of H. pylori. The merger will create a larger biopharmaceutical company involved in the development of novel drugs, vaccines and antibody products that control significant human diseases. The merged company will have a total of ten products in development, eight of which are currently in clinical trials, with the other two scheduled to go into clinical trials in the next twelve months, and multiple corporate partnerships including those with Pasteur Merieux Connaught ("PMC"), Medeva and SmithKline Beecham. This new business combination will result in a broader portfolio of product programs, and greater market presence and potential for expanded corporate partnerships.

     The transaction will take the form of a merger of the Company with a subsidiary of Peptide, formed for the transaction, and the Company will become a wholly owned subsidiary of Peptide following the merger. A condition to the merger is that Peptide shall have completed a financing that results in Peptide receiving net cash proceeds which, together with existing financing available to Peptide, is sufficient for the present working capital requirements of the combined entity in accordance with the rules of the London Stock Exchange. This condition was satisfied by Peptide raising approximately 20.6 million pounds sterling (net of expenses) in March 1999. In addition the merger is contingent upon approval by the shareholders of each company. In February 1999, Peptide's shareholders approved the merger. The merger is now anticipated to be completed during the second quarter of 1999.

     On November 10, 1998, simultaneous with the execution of the Merger Agreement with Peptide, Peptide purchased 2,584 shares, approximately 95%, of the Company's then outstanding Convertible Preferred Stock for an aggregate price of approximately $2.95 million. Under the Merger Agreement, at the effective time, outstanding shares of the Convertible Preferred Stock owned by Peptide will be canceled and outstanding shares of the Convertible Preferred Stock owned by third parties will be automatically converted into the right to receive $1,090 per share plus accrued but unpaid dividends. These third parties have contractually agreed to redeem their shares for cash.

     On November 20, 1998, the Company issued 950,000 shares of Common Stock and six shares of Convertible Preferred Stock to repurchase warrants for 630 shares of Convertible Preferred Stock, which had been issued to the placement agents in connection with the December 1997 private placement financing.

     On December 30, 1998, the Company received a letter from PMC indicating that PMC was considering making a proposal that could result in the maximum value to the Company's shareholders. The Company sent a copy of PMC's letter to Peptide, as required under the Merger Agreement. In response to PMC's letter, members of Peptide's management met independently with PMC and negotiated a series of agreements, including a standstill agreement under which PMC agreed not to make an offer to acquire the Company and an agreement by PMC to make a $3 million equity investment in Peptide ordinary shares in connection with and conditioned upon consummation of the merger. PMC and Peptide also agreed that the Company's technology relating to vaccines for Japanese encephalitis and tick-borne encephalitis would be licensed to PMC and that the joint venture with PMC would be granted licenses to the Company's technology for the development of vaccines against hepatitis C contingent on the merger being consummated. In addition, the

Company's short-term loan agreement, in the amount of $3 million, with PMC was amended to extend the repayment terms to be the earlier of consummation of the merger or July 31, 1999. (See section entitled "PMC: Short-term Bridge Loan." in Management's Discussion and Analysis of Financial Condition and Results of Operations)

     On January 4, 1999, Peptide converted 633 shares of the Convertible Preferred Stock into 2,193,537 shares of Common Stock. The shares of Common Stock owned by Peptide will be canceled in the merger.

     Since the merger was announced, the Company has received increased interest from prospective purchasers of the Company's leasehold interests, leasehold improvements and equipment in its Canton, Massachusetts, manufacturing facility. Based upon these indications of interest, the Company has explored the sale of its related interests in this facility.

     On January 28, 1999, the Merger Agreement was amended to increase Peptide's acquisition price from $15 million to $20 million based on the further developments in partnership discussions with PMC and the Canton facility, which indicated increased value for OraVax's assets. The additional $5 million of consideration will be in the form of Peptide ordinary shares.

     The Merger Agreement provides that, at the effective time of the merger, each share of the Company's common stock outstanding immediately prior to the effective time (except for shares owned by the Company, Peptide or their subsidiaries) will be converted into the right to receive a pro rata share of $20 million less the sum of (A) amounts paid to purchase outstanding shares of the Convertible Preferred Stock and (B) the intrinsic value of the Company's outstanding common stock options and warrants. Peptide and the Company estimate that approximately $2.95 million will be used to acquire shares of Convertible Preferred Stock and Convertible Preferred Stock warrants, and that the intrinsic value of the Company's options will be less than $50,000. Using these estimates, holders of outstanding shares of the Company's common stock will receive approximately $17 million in merger consideration. The Company estimates that at the effective time approximately 20 million shares of common stock will be outstanding. Assuming that merger consideration equal to $17 million is split among 20 million shares, each share of the Company's common stock would convert into $0.85 worth of the merger consideration. The figures used in this paragraph are estimates. Actual amounts will depend on the cost to purchase the Company's Convertible Preferred Stock, warrants and options to purchase the Company's Common Stock and the number of shares of the Company's common stock outstanding immediately prior to the effective time.

     Holders of the Company's common stock will receive Peptide ordinary shares. These Peptide ordinary shares will be valued between $1.49 and $2.24 by reference to the average of the closing prices for Peptide ordinary shares during the ten trading days ending on the third trading day prior to the closing date of the merger, as reported by the London Stock Exchange, with each closing price converted into U.S. dollars based on the midpoint of the dollar/pound sterling exchange rate for such day, as reported by The Financial Times. If this calculation indicates a market value for Peptide ordinary shares of less than $1.49, the market value will be deemed to be $1.49, and if the calculation indicates a market value for Peptide ordinary shares of more than $2.24, the market value will be deemed to be $2.24. On March 12, 1999, the per share closing price for a Peptide share was 107.8 pence and the midpoint of the dollar/pound sterling exchange rate was 1.63, yielding a dollar value of $1.76.

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

     Identifying Medically and Economically Important Disease Targets. The Company focuses its development efforts on diseases that are preventable or treatable by either active (vaccine) or passive (antibody) immunity, have near-term commercialization potential and present large market opportunities. The Company's focus has been on diseases of the mucosal surfaces and has been broadened to include a series of arboviral (insect borne) diseases addressable by single-dose live viral vaccines. The Company considers medical need, product differentiation, market research and the potential for pharmaco-economic advantages during product selection and throughout development.

     Commercializing Products Efficiently. The Company evaluates and selects product commercialization strategies on a product-by-product basis. The Company also seeks regional partners for the manufacture and sale of vaccines in countries where the corresponding diseases are endemic.

     In March 1995, the Company entered into a collaboration (the "Joint Venture") with PMC for the development, manufacturing, marketing and sale of immuno-therapeutic and preventive vaccines against H. pylori infections in humans, and to acquire complementary technology, marketing and distribution expertise. The Company and PMC will share equally in profits from the sales of
H. pylori vaccines and in all future research, development and commercialization costs. Any marketing activities of the Joint Venture will be managed by the Joint Venture's Marketing Committee, which is controlled by PMC.

     In June 1996, the Company appointed CSL Limited as exclusive distributor of the Company's monoclonal IgA antibody against viral pneumonia in children, in Australia and selected other Southern Hemisphere countries. The Company is currently seeking corporate partnerships to fund additional Phase III clinical trials and to assist in commercialization of HNK20 in the U.S. and Europe.

     In November 1997, the Company acquired exclusive U.S. sales, marketing and distribution rights to the Arilvax(R) yellow fever vaccine from Medeva. Under the terms of the agreement, the Company will conduct clinical studies necessary for U.S. registration of the vaccine and will market and distribute the product to both civilian and military groups in the U.S. Arilvax(R) is currently marketed by Medeva in Europe and selected Asian markets. Medeva will fund all costs associated with the agreed-upon clinical trials and with securing regulatory approval in the U.S. The Company believes it can market this product effectively, with a small sales force, since the market is currently restricted to the U.S. military and to physicians and travel medicine clinics approved by State Health Departments.

     During 1998, the Company completed manufacture of its CdVax vaccine (for the prevention of antibiotic-associated diarrhea and colitis) at the Center for Applied Microbiology Research in England. The Company filed an orphan drug application for the colitis indication and filed an IND with the U.S. FDA in September 1998. A Phase I clinical trial, which is fully funded by the National Institute for Health (NIH), was initiated in February 1999. The Company is currently seeking corporate partnerships for use of the vaccine in patients at risk of disease and/or for production of a hyper-immune globulin.

     The Company's strategy for commercialization of vaccines based upon its Chimerivax(TM) platform technology, including Japanese encephalitis (JE), dengue, hepatitis C and Tick-borne encephalitis (TBE), is to form partnerships with U.S. or European multinational pharmaceutical companies for their use in the traveler and military markets. In November 1998, the Company entered into a partnership with PMC for commercialization of the Chimerivax(TM) dengue vaccine. (See section entitled "PMC: Dengue License Agreement and Sponsorship of Japanese Encephalitis" in Management's Discussion and Analysis of Financial Condition and Results of Operations).

     Manufacturing Strategy. The Company's strategy is to share manufacturing rights with its partners on a regional basis. The Company has retained the rights to manufacture H. pylori vaccines in the U.S., and its partner, PMC is expected to manufacture the vaccines for Europe at its facilities in Lyon, France. Depending on the future circumstances of this product development program, The Company may expand its manufacturing capacity, subcontract manufacturing to third parties or source product through its partner.

     In January 1996, the Company leased an approximately 47,000 square foot, good manufacturing practices ("GMP"), manufacturing facility in Canton, Massachusetts and acquired related equipment and leasehold improvements from the former tenant. This facility was specifically designed and equipped by the former tenant for the manufacture of biological products. The Company's strategy was to develop its manufacturing facilities for producing both pilot-scale and commercial quantities of its products. The facility would also accommodate production development activities for OraVax's proprietary products depending on the outcome of product development. The Company is currently assessing its options relating to the facility, including the sale of its related interests.

SCIENTIFIC BACKGROUND

     The human immune system is comprised of two systems: systemic and mucosal, each including immunity mediated directly by the cells of the immune system, "cell mediated immunity" and immunity mediated by antibody proteins, "humoral immunity." Immunologically reactive cells react directly with the target antigens on viruses or bacteria to inactivate them and also have direct cytotoxic effects on virally infected cells. The systemic humoral immune system, which protects the blood and deep tissues of the body, relies on antibodies composed principally of IgG and IgM immunoglobulins. The mucosal immune system, which protects mucosal surfaces, such as the digestive, respiratory and genitourinary tracts and the surface of the eye, relies on antibodies composed principally of the IgA class of immunoglobulins. Historically, vaccine or antibody development has been focused on the systemic immune system, with the objective of increasing IgG antibodies in the blood by injecting vaccines or specific preformed immunoglobulins.

     Conventional vaccines and antibody preparations are designed to provide systemic, as opposed to mucosal immunity and are administered by injection. Such products include:

     - routine childhood vaccines such as diphtheria, tetanus, pertussis, hepatitis B, measles, mumps and rubella;
     - adult vaccines such as influenza and hepatitis B; and
     - immune globulins such as rabies and cytomegalovirus.

     These products provide immunity to infection only after the infecting organisms have entered the bloodstream or deep tissues of the body. In contrast, mucosal vaccines and antibody products are not injected but rather are applied to mucosal surfaces (e.g., orally or intranasally). Mucosal vaccines are designed to prevent infection at the point of entry into the body, prior to deep tissue penetration. Mucosal vaccine and antibody products may prevent or treat infections that are not susceptible to a systemic immunity approach and can also complement the effectiveness of systemic immunity.

PRODUCTS UNDER DEVELOPMENT

  Vaccines against H. pylori

     Market Opportunity. The Company is developing vaccines designed to prevent and treat peptic ulcers and chronic gastritis caused by H. pylori. According to an NIH consensus statement dated February 1994, H. pylori has been associated with virtually all duodenal ulcer cases and more than 80% of gastric ulcer cases. It is estimated that at least five million people suffer from active peptic ulcers each year and approximately 350,000 to 500,000 new cases are diagnosed annually in the United States. Approximately 600,000 patients are hospitalized each year in the United States with peptic ulcers. Additionally, H. pylori has been classified as a Class I carcinogen which has been associated with the majority of stomach cancers.

     OraVax Approach. The Company is developing vaccines to treat existing H. pylori infections, to prevent reinfection in previously-infected persons and to stimulate immunity in uninfected persons. The Company believes that vaccines directed against H. pylori, if successfully developed, would eventually be considered for routine administration as treatment for peptic ulcer disease and chronic gastritis and as a preventive for the full spectrum of H. pylori-caused diseases.

     The Company is evaluating antigens derived from H. pylori bacteria, as well as several formulation technologies for use in vaccines designed to combat existing infections (treatment of chronic gastritis or recurrent peptic ulcer) and/or to prevent primary infection or reinfection. Pre-clinical and clinical studies have confirmed the activity of the Company's leading, proprietary vaccine candidate antigen, the urease protein. Pre-clinical studies indicated that, when given by the mucosal route or by injection, urease has both prophylactic and therapeutic activity.

     The Company is conducting Phase II clinical trials with its leading candidate vaccine called UreAB. The vaccine is based on urease. Urease is present in all strains of H. pylori and is exposed on the surface of the bacteria as a target for an antibody.

     In October 1996, the Company announced results of a Phase II safety and immunogenicity study of recombinant urease, formulated with a mucosal adjuvant. While the study involved a small population, it provided evidence that the vaccine could have therapeutic activity in humans naturally infected with H. pylori. These results are consistent with earlier results in animal models.

     Based on the results indicating therapeutic activity of UreAB, efforts are being directed toward optimizing the vaccine formulation. In October 1997, the Company initiated a second Phase II safety andimmunogenicity clinical study at the Beth Israel-Deaconess Medical Center, Boston, the objective of which is to optimize the formulation of UreAB. The study is in progress.

     The Company is also undertaking three other clinical studies, with the objective of identifying populations in which vaccine efficacy can be measured. In January 1997, the Company initiated a study in Mexico City in which up to 200
H. pylori-infected children and adults are being followed after antibiotic cure to determine the incidence of reinfection. A similar study in Lima, Peru was initiated in January 1998. The results of these studies, which are expected to take 18-24 months, could provide a basis for Phase II and III trials of the ability of immunization to prevent reinfection. In a third study, initiated in October 1997 at the Veterans Administration Medical Center and Baylor University, Houston, Texas, healthy uninfected volunteers are being challenged with H. pylori. This study will provide a human challenge model in which the prophylactic activity of UreAB can be determined. Results are expected in 1999.

     Collaboration for H. pylori Product with PMC. In March 1995, the Company entered into a collaboration (the "Joint Venture") with Pasteur Merieux Serums & Vaccins S.A., now Pasteur Merieux Connaught ("PMC"), for the development, manufacturing, marketing and sale of immuno-therapeutic and preventive vaccines against H. pylori infections in humans. The Company and PMC will share equally in profits from the sale of the H. pylori vaccines and in all future research, development, clinical and commercialization costs. The Company and PMC estimate that research, development and clinical costs will exceed $50.0 million. PMC is providing technical expertise and will also provide marketing expertise to the Joint Venture. PMC made an initial payment of $3.2 million directly to the Company which included $0.6 million to recognize the value of research and development conducted by the Company in the first quarter of 1995 prior to the formation of the Joint Venture, and a milestone payment of $2.6 million to recognize the value of technology previously developed by the Company and made available to the Joint Venture. In addition, PMC purchased $2.5 million of the Company's preferred stock. Subsequently, PMC purchased an additional $1.0 million of common stock in the Company's initial public offering. In addition, PMC agreed to pay the Company directly up to $12.0 million during the development period, subject to the achievement of certain clinical and regulatory milestones, of which $0.6 million was paid to the Company in December 1995. However, the Company cannot guarantee that any milestones which trigger such future payments will be achieved.

     Beginning in the second quarter of 1995, research, development and commercialization activities of the Joint Venture were conducted through two equally controlled partnerships which have contracted with the Company to perform the research, development and clinical trial activities. The Company earned $6.6 million, $7.6 million and $7.7 million under these contracts during 1996, 1997 and 1998, respectively. In addition, during 1996, the Joint Venture entered into research and development contracts with PMC and third parties. The research and development budgets of the two partnerships comprising the Joint Venture are established by joint committees in which each of the parties has an equal participation and control. The venturers will pay approximately equal shares of the agreed budgets. The Company will receive revenue from the partnerships for the research and development work which is requested to be performed by the Company and funded by the partnerships. The Company cannot guarantee, however, that it will be selected to perform such work. The Company and PMC each licensed to the Joint Venture upon its formation the right to use all of their respective existing proprietary technologies relating to vaccines for the treatment or prevention of H. pylori, except for so-called naked DNA technology (for an injectable vaccine) which is the subject of a separate collaboration between PMC and a third party. Additional technology in the H. pylori field acquired by either party since the formation of the Joint Venture is required to be offered to the Joint Venture. The Joint Venture itself has also obtained licenses to relevant technology from third parties, including a license in November 1996 of the complete genome sequence of H. pylori from MedImmune and Human Genome Sciences.

     Any marketing activities of the Joint Venture will be managed by the Joint Venture's Marketing Committee which is controlled by PMC.

     The Company and PMC each have a contractual right to withdraw from the Joint Venture only in the event that there is a failure to efficiently and effectively carry out the research and development program or a failure both of urease, and of any other antigen or combination of antigens or formulations to work and irreconcilable differences on how to proceed, in either case subject to arbitration. In the event of termination, in all cases except breach, both parties can commercialize the target products upon payment of cross-royalties.

  HNK20 Intranasal IgA Antibody Against RSV

     Market Opportunity. The Company is developing HNK20, a monoclonal IgA antibody product designed to prevent viral pneumonia in children caused by respiratory syncytial virus or RSV. In the United States, approximately 250,000 children annually have moderate to severe underlying medical problems that put them at risk of contracting viral pneumonia from RSV infection.

     OraVax Approach. The Company is developing its HNK20, a monoclonal IgA antibody, designed for administration by nose drop. Based on the results of primate studies, the Company's product candidate appears to be safe and provide protection with small doses of antibody administered daily by nose drop. Studies in several species, including nonhuman primates, indicate that HNK20 is effective when administered once daily. The Company expects that its product, if successfully developed, would be used to protect those children at risk from RSV infection, particularly during the winter season when RSV infection is most prevalent.

     The Company received approval from the FDA to initiate clinical trials of HNK20 under an Investigational New Drug Application ("IND") filed in March 1994. Safety of HNK20 was initially demonstrated in Phase I/II clinical studies in adults. A Phase I safety trial in children was completed in July 1995. A Phase II safety and pharmacology trial in premature infants and infants with bronchopulmonary dysplasia at high risk of contracting RSV viral pneumonia was completed in April 1996. Results of the studies indicated that HNK20 was well tolerated in the target population; however, significant differences were not demonstrated between the HNK20 group and the placebo group related to the incidence of RSV infections, pneumonia or hospitalization.

     In May 1996, the Company initiated a Phase III study designed to determine the prophylactic effectiveness of intranasal administration of HNK20 in premature infants and infants with bronchopulmonary dysplasia at high risk of contracting RSV viral pneumonia. The results, announced in March 1997, failed to demonstrate a statistically-significant reduction in hospitalization. However, the results indicated that infants treated with HNK20 experienced a 24% reduction in lower respiratory tract infection and an 11.4% reduction in the frequency of hospitalization relative to infants receiving placebo, with a greater reduction observed in younger infants.

     The Company believes that an additional Phase III study could be conducted in the Northern Hemisphere to test the efficacy of HNK20, at an elevated dose level, in infants under four months of age at study entry. The Company will need to secure additional partnerships or other sources of funding in order to conduct such a study.

  CdVax and CdIG Against Antibiotic-associated Colitis

     Market Opportunity. The Company is developing CdVax, a vaccine designed to prevent antibiotic-associated colitis caused by Clostridium difficile (C. difficile). Antibiotic treatment results in a decrease in the number of non-disease causing bacteria in the intestine, a condition allowing the rapid growth of the antibiotic-resistant C. difficile. The C. difficile bacteria produce two toxins known as A and B toxins that cause intestinal inflammation and fluid secretion.

     OraVax Approach. The Company has developed CdVax, containing chemically inactivated A and B toxins which could be administered prior to exposure to the
C. difficile bacteria. Preclinical trials in animal models with CdVax have provided preliminary indications that CdVax is effective in prevention of C. difficile induced disease. A potential use for the vaccine is to stimulate high-level antitoxin antibodies in plasma donors. These plasma donations will be used to prepare an immune globulin product (CdIG) for use in the short-term prophylaxis and therapy of C. difficile infections.

     In October 1997, the Company was awarded a Phase II Small Business Innovation Research or SBIR grant totaling $690,000 from the National Institutes of Health ("NIH") in support of CdVax and CdIG development. The Company has filed an orphan drug application for the colitis indication and filed an IND with the U.S. FDA in 1998. Clinical trials were initiated in February 1999 and are fully funded by the NIH.

  ChimeriVax(TM) Platform Technology

     The Company has developed a platform technology for the construction of vaccines against a number of viral infections caused by members of the family Flaviviridae (Flaviviruses). The underlying technology was developed jointly by St. Louis University and an exclusive worldwide license was granted to the Company on September 8, 1997. Flavivirus infections of medical significance include hepatitis C, dengue, Japanese encephalitis, tick-borne encephalitis, St. Louis encephalitis, and yellow fever. The Company has developed vaccine candidates against two disease targets, Japanese encephalitis and dengue, and has initiated research and development on a product candidate addressing hepatitis C.

  Arilvax(R) Vaccine Against Yellow Fever

     In November 1997, the Company acquired exclusive U.S. sales, marketing and distribution rights to the Arilvax(R) yellow fever vaccine from Medeva. The Company also agreed to work with Medeva to introduce the vaccine into other international markets.

     Under the terms of the agreement, the Company will conduct clinical studies necessary for U.S. registration of the vaccine and will market and distribute the product to both civilian and military groups in the U.S. Arilvax(R) is currently marketed by Medeva in Europe and selected Asian markets. Medeva will fund all costs associated with the agreed-upon clinical trials and with securing regulatory approval in the U.S. Based on the established performance of Arilvax(R) in other markets and discussions with the U.S. FDA, Medeva anticipates submitting a U.S. product license application (PLA) in 2000. The Company does not anticipate incurring any material net expenditures under this agreement until 2000 at which time, assuming a U.S. PLA is filed, it would expect to incur premarketing and predistribution costs. The Company believes it can market Arilvax(R) effectively, with a small sales force, since the market is currently restricted to the U.S. military and to physicians and travel medicine clinics approved by state health departments.

 JE Vaccine Against Infection by the Japanese Encephalitis Virus

     The Company is developing a vaccine for prevention of Japanese encephalitis
(JE) viral infections. JE is a potentially fatal neurotropic viral infection common in Asia, including Japan, Korea, Taiwan, China, India and Thailand. The World Health Organization has identified a high priority for the development of safer and less expensive vaccines against JE, which would ensure its use in endemic regions. In addition, a safer vaccine that requires only a single dose for immunization would better meet the needs of travelers and military. The Company has demonstrated safety and preclinical efficacy of its JE vaccine based on the ChimeriVax(TM) technology in animal models, including nonhuman primates. The Company is currently in pilot production under the FDA's good manufacturing practices, and expects to file an IND and initiate clinical trials during 1999. In November 1998, the Company entered into a partnership with PMC for sponsorship of the Chimerivax(TM) Japanese encephalitis vaccine.

 Dengue Fever

     Dengue is a mosquito-borne viral infection. The disease is characterized by two distinct clinical syndromes: (1) dengue fever, a debilitating acute disease characterized by fever, rash and muscle and joint pain and (2) dengue hemorrhagic fever (DHF) characterized by prostration, bleeding and shock. Dengue occurs throughout the tropical regions of the world, and is intermittently introduced into the United States, Australia and Europe, with ensuing outbreaks. To the Company's knowledge, currently there is no specific treatment and no vaccine is available for prevention of the infection.

     There are four distinct viruses that cause dengue fever (dengue types 1-4). The Company has developed a candidate ChimeriVax(TM) vaccine against dengue type 2 which is in preclinical development. The Company's objective is to develop a vaccine containing all four dengue serotypes. In November 1998, the Company entered into a partnership with PMC for commercialization of the ChimeriVax(TM) dengue vaccine.

 Hepatitis C

     Hepatitis C virus causes an estimated 20% of all cases of viral hepatitis, and is the agent responsible for 80-90% of all cases of "nonA-nonB viral hepatitis." The Company believes that its ChimeriVax(TM) technology could be used in developing a vaccine that would stimulate both humoral and cellular immunity against hepatitis C. As with dengue, a multivalent vaccine is required, with simultaneous immunization against two or three different hepatitis C types representing the majority of types causing human illness.

 Tick-borne Encephalitis

     Tick-borne encephalitis or TBE, which can cause severe illness or death, afflicts individuals in eastern Europe and the former USSR. OraVax believes its ChimeriVax(TM) technology could be used in developing a TBE vaccine that would have significant advantages over existing vaccines including, single dose, life long immunity, safety and low cost.

 Other OraVax Technologies

     In addition to the Company's three principal product development programs, the Company has rights to certain other technologies which may have the potential to be developed into products. These technologies also build on the Company's knowledge of the mucosal immune system and immunology.

     IgA Antibody Technology. The Company's IgA antibody technology includes methods for stimulating IgA antibody production, producing recombinant secretory component and linking IgA antibody to secretory component. The Company's current efforts in these areas are focused on the development of the HNK20 monoclonal IgA antibodies against RSV. The Company holds a U.S. patent relating to the HNK20 monoclonal IgA antibody and has filed patent applications in Europe and Japan. In addition, the Company has filed a U.S. patent application claiming the DNA encoding the RSV-recognition site. The Company also has an exclusive worldwide license from Harvard University to a patent application covering complexes of antibody and secretory component and methods for producing such complexes, including methods for the production of recombinant secretory component and for linking IgA antibodies to secretory component.

     Viricle Technology. The bluetongue virus (BTV) afflicts sheep and cattle in livestock raising regions, including the western United States, Australia and South Africa, causing still births. Genetically engineered virus-like particles known as Viricles(TM) were developed as a vaccine against BTV in sheep and against african horse sickness. The Company has incorporated a portion of the C. difficile gene into these virus-like particles and has shown that the resulting Viricle(TM) vaccine stimulates antibody against both BTV and C. difficile.

     Shigella Live Vector Oral Vaccine Technology. Infection by Shigella bacteria is the leading cause of bacillary dysentery. Bacillary dysentery is a worldwide problem, with the highest incidence among children in developing countries. While certain antimicrobial drugs may provide protection against Shigella, the widespread use of such drugs has not been recommended because of their side effects and the possibility of inducing the development of drug resistant strains of bacteria.

     Copolymer Microsphere Technology. The Company has a non-exclusive license to a patent application covering the use of copolymer microsphere technology in the development of oral vaccines directed against five specific disease targets, including H. pylori and C. difficile. However, this technology is not currently used in formulating any of the Company's product candidates. The Company has a non-exclusive license to an issued U.S. patent relating to the use of copolymer microspheres in injected vaccines. The Company is aware of an additional issued U.S. patent relating to selective release of active ingredients through the use of copolymer microspheres.

     Hydroxyapatite. The Company has an exclusive license from Harvard University to a patent covering the use of hydroxyapatite crystals as a particulate carrier for antigens used as oral vaccines. The patent titled "Hydroxyapatite-Antigen Conjugates and Methods for Generating a Poly-Ig Immune Response", was issued in August of 1995, US patent #5,443,832.

     License of CagA. In September 1996, the Company entered into a licensing agreement with BioMerieux Vitek, Inc. granting BioMerieux exclusive rights to develop automated human diagnostic products incorporating a proprietary OraVax antigen. The antigen, called CagA, is a component of H. pylori. Strains of H. pylori producing CagA are thought to be among the most virulent. Under the terms of the agreement, BioMerieux receives an exclusive, royalty-bearing sublicense to manufacture, use, sell, lease, and otherwise distribute any licensed products for use in the field of in vitro diagnostic tests using instruments that perform automatic, multiparametric immunoanalysis. This sublicense is worldwide, except in Japan, where coexclusive rights were granted. Additionally, in March of 1998, the Company entered into a separate licensing agreement with Biomerica, Inc. for the diagnostic use of CagA in in-office diagnostic tests. Under the terms of the agreement, Biomerica receives an exclusive, royalty-bearing, worldwide, sublicense to manufacture, use, sell, lease, and otherwise distribute any licensed products for use as a single diagnostic test, or a component of a diagnostic test that incorporates the CagA antigen and is intended for single use. The Company retains all rights to the use of CagA for vaccines to treat or prevent diseases caused by H. pylori infection. CagA was originally identified by Martin J. Blaser, M.D., Timothy Cover, M.D. and Murali Tummuru, Ph.D. of Vanderbilt University School of Medicine. In 1993, the Company acquired worldwide exclusive rights to CagA patented by Vanderbilt University.

MANUFACTURING

     At present, the Company's ability to manufacture its products is limited to clinical trial quantities. The Company does not have the capability to manufacture commercial quantities of products.

  UreAB Oral Vaccine

     The UreAB vaccine product used in the Phase I clinical trials is manufactured in the biological production facility of the Walter Reed Army Institute of Research in Forest Glen Section, Silver Spring, Maryland under a cooperative research and development agreement with the United States Army. The Company anticipates the continued use of this facility to support Phase II and at least the initial portion of any Phase III trials. The Company's partner, PMC, has initiated manufacturing based on the FDA's good manufacturing practices at its facilities in Marcy l'Etoile (Lyon) France, and should be able to provide vaccine for Phase III trials.

  HNK20 lntranasal Antibody

     Manufacturing of HNK20 for Phase I and Phase II clinical trials has been performed by the Company at its primary facility in Cambridge, Massachusetts and by third parties under contract to the Company. The product used in the Phase III clinical trials conducted in the Southern Hemisphere which commenced at the end of the second quarter of 1996 was manufactured by a contract manufacturer. The Company had previously anticipated using product from inventory produced by this contract manufacturer to conduct a second Phase III trial in North America during the winter of 1997-1998. However, during an audit conducted by the Company in October 1997 of an additional contract manufacturer, the Company discovered that improper handling of the product by the latter manufacturer during a step which is not part of the current process, precluded the clinical use of this supply of HNK20. The conduct of the trial will require additional funding and the Company continues to seek potential corporate partners for such funding.

  CdAB Vaccine

     Product for early clinical trials has been manufactured by third parties under contract to the Company and under a cooperative research and development agreement with the Walter Reed Army Institute of Research. The Company, however, may elect to manufacture product for further clinical trials in its own facilities in Cambridge or Canton, Massachusetts.

MARKETING STRATEGY

     The Company's products fall into one or more of three market segments: travelers and military from the developed country markets, the developed country general pharmaceutical markets and what is broadly characterized as the rest of the world (ROW). The Company has developed a preferred approach to each of these market segments.

                     MARKET SEGMENT                                         PRODUCT
                     --------------                                         -------
Developed country general pharmaceutical................  Helicobacter pylori vaccines
                                                          Clostridium difficile hyperimmune globulin
                                                          HNK20 nosedrop
                                                          hepatitis C vaccine (tick borne
                                                          encephalitis --
                                                          regional Central European)
Travelers and military..................................  yellow fever vaccine dengue vaccine
                                                          Japanese encephalitis virus vaccine
                                                          Tick-borne encephalitis vaccine
                                                          hepatitis C vaccine
ROW.....................................................  Helicobacter pylori yellow fever vaccine
                                                          dengue vaccine
                                                          Japanese encephalitis virus vaccine
                                                          hepatitis C vaccine

     For sales in the distributed general pharmaceutical markets of the developed countries, the Company plans to establish marketing arrangements with pharmaceutical companies with large distribution systems for non-bulk distribution of its products and does not expect to establish a direct sales capability for non-bulk distribution in this segment for several years. To market in the future any of its products directly for non-bulk distribution, the Company will need to develop a marketing and sales force with technical expertise and distribution capability. There can be no assurance that the Company will be able to establish relationships with third parties for any of its products or successful in-house sales and distribution capabilities. To the extent that the Company enters into marketing or distribution arrangements, any revenues received by the Company will depend upon the efforts of third parties and there can be no assurance that such efforts will be successful. The Company currently intends to retain the right to market some of its products directly to bulk purchasers of vaccines and antibodies, including the United States military and the U.S. Center for Disease Control.

     The Company plans to market products directly to the travelers and military markets, particularly in the U.S. and through partners in other countries. The Company has acquired the U.S. sales and marketing rights to an existing product, already being sold to the travelers and military markets in Europe and selected Asian countries as an early entry into this market segment. In November 1997, the Company acquired exclusive U.S. sales, marketing and distribution rights to the Arilvax(R) yellow fever vaccine from Medeva. The Company believes it can market the product effectively, with a small sales force, since the market is currently restricted to the U.S. military and to physicians and travel medicine clinics approved by the State Health Departments. Several of the Company's other products are targeted for the same market.

     The Company's current strategy for commercialization of vaccines with a large market in countries where the diseases are endemic (e.g. China, South America, Africa and others) is to form partnerships with local companies or government institutes. In these cases the Company may choose to license the production technology to local companies for regional manufacture, to supply bulk product for local fill and finish or to supply finished product.

PATENTS AND PROPRIETARY RIGHTS; TECHNOLOGY AGREEMENTS

     The following sets forth the Company's proprietary position with respect to its principal product development programs.

  RSV Product Development Program

     The Company's patent application, filed worldwide, describing the HNK20 monoclonal IgA antibody issued in the United States in 1996. The Company has filed a United States patent application claiming the DNA encoding the RSV-recognition site. The Company is not aware of any other patents or patent applications describing this antibody.

  H. pylori Product Development Program

     In addition to its own inventions, the Company has worldwide rights to inventions made by six groups of researchers in the field of H. pylori:

     During 1997 the Company and its Joint Venture partner, PMC, also acquired a worldwide exclusive license to the Vibrovec live-vector vaccine delivery system from Virus Research Institute in Cambridge, Massachusetts for antigens being evaluated by the partners. The Joint Venture partners also completed option agreements with Aquila covering the QS21 adjuvant. Separately, the Company secured an exclusive option agreement with IOMAI for their transdermal vaccine delivery system.

     Human Genome Sciences/MedImmune. In November 1996, the Company and PMC entered into a research and licensing agreement with Human Genome Sciences, Inc., or HGS and MedImmune, licensing the complete genome sequence of H. pylori for the development of vaccines. Under this agreement, the Company and PMC have control and responsibility for filing patents on new molecular discoveries for use in the development of vaccines against H. pylori infection. Financial terms of the agreement call for the Company and PMC to make license payments to HGS/MedImmune beginning with execution of the agreement and upon issuance of the first U.S. patent. In addition to royalties on any future sales, future milestone payments will be paid to HGS/MedImmune to reflect attainment of certain product development and revenue goals. During 1997, the Company and PMC filed several additional patent applications covering new molecules identified using the genome sequence information.

     Case Western Reserve University. In October 1993, the Company entered into an assignment agreement with its collaborators at Case Western Reserve University or CWRU and a research agreement with these collaborators and CWRU. Pursuant to the agreement, the Company has been assigned preexisting patent rights claiming oral immunization using H. pylori antigens. One patent was issued in the U.S. in 1996. The research agreement provides for sponsorship by PM-O of the continuing development work of the collaborators in the field of H. pylori, including the development of:

     - monoclonal antibodies against urease and other antigens;

     - adjuvants to be used in conjunction with an oral vaccine directed against
       H. pylori; and

     - animal models for the testing of oral vaccines directed against H.
       pylori.

     Under the terms of the research agreement, the Company will be granted a worldwide exclusive license to inventions made in the course of sponsored research.

     Centre Hospitalier Universitaire Vaudois (CHUV); Max-Planck Institute. In April 1992, the Company entered into a research and development agreement with the Foundation Pour La Recherche Des Maladies GastroIntestinales (Gastrofonds) in Lausanne, Switzerland pursuant to which the Company is sponsoring research in the field of H. pylori at the CHUV in Lausanne, Switzerland, and at the Max-Planck Institute in

Tubingen, Germany. Pursuant to this agreement, Gastrofonds, who represents collaborating inventors at the CHUV and the Max-Planck Institute, have assigned to the Company title to two patent applications covering urease as a vaccine for prevention and treatment of H. pylori infection. Also pursuant to this agreement, Gastrofonds has granted the Company a worldwide exclusive license to all patent rights and know-how developed during the course of the sponsored research in the field of vaccine and secretory IgA products for prevention or treatment of infections caused by H. pylori.

     Institut Pasteur. The Company also has a co-exclusive license, with PMC, to an issued patent and two patent applications owned by the Institut Pasteur covering the H. pylori urease antigen, heat shock protein A (hspa) and other antigens.

     Saint Bartholomew's Hospital Medical College. In October 1992, the Company entered into an agreement with The Medical College of Saint Bartholomew's Hospital in London, England (St. Bart's) pursuant to which the Company sponsored, from October 1992 through August 1995, research relating to the development of vaccine candidates for use in an oral vaccine directed against H. pylori. Under the agreement, the Company was granted a worldwide nonexclusive license to preexisting patent rights and know-how in the field of H. pylori developed by St. Bart's, and a worldwide exclusive license to all patent rights and know-how developed during the course of the sponsored research.

     Vanderbilt University. In September 1993, the Company entered into a license agreement with Vanderbilt University ("Vanderbilt") pursuant to which Vanderbilt has granted to the Company an exclusive worldwide license to patent rights to a specific region of the gene for an H. pylori antigen, the Cag A antigen, as a vaccine and diagnostic means and methods for detecting predisposition to peptic ulceration, and to related know-how.

     The Company anticipates that its H. pylori vaccine products will be used in conjunction with mucosal adjuvants or mucosal antigen delivery systems. The UreAB vaccine formulation tested in a Phase II clinical trial uses the native heat-labile enterotoxin ("LT") produced by E. coli as a mucosal adjuvant. The Company is aware of a patent application owned by a competitor claiming use of LT combined with H. pylori antigens, including urease, against H. pylori infection. Whether this application will issue in the U.S. or in other countries is uncertain. The Company currently has a license to the U.S. Navy's patent application covering the use of native LT as a mucosal adjuvant. The Company is aware of a patent owned by the Kitasato Institute that also claims the use of native LT. The Company is also conducting research on the polyphosphazene mucosal adjuvant and the Vibrio cholerae live-vector delivery system under an option from Virus Research Institute in Cambridge, Massachusetts. Other formulation technologies being evaluated include mutants of LT that may have advantages in greater safety or potency, the Shigella live-vector system developed by the Company and technologies developed or controlled by PMC. It is possible that the Joint Venture may need to obtain a license to the patent rights owned by a third party covering a mucosal adjuvant or mucosal antigen delivery system, and the Company does not know whether it will be able to obtain any such license on favorable terms. See "Risk Factors -- Patents and Proprietary Rights." See "Factors That May Affect Future Results -- Patents and Proprietary Rights."

  C. difficile Product Development Program

     In March 1993, the Company entered into a collaborative development and license agreement with Techlab, Inc. pursuant to which the Company is sponsoring research and the development of vaccines for the prevention of diseases caused by C. difficile. With respect to technology developed during the course of the collaboration, the Company will have title to all patent rights and know-how invented by the Company's employees or developed jointly by the Company and Techlab employees, and Techlab will have title to all patent rights and know-how developed solely by its employees. Techlab has granted to the Company a worldwide exclusive license to technology owned solely by Techlab. The Company has filed a patent application covering its C. difficile vaccine product candidate and related technology. The Company owns this patent application and any patents issued under the application.

  General

     The Company's future success will depend, in part, upon its ability to develop patentable products and technologies and obtain patent protection for its products and technologies both in the U.S. and abroad. The Company cannot guarantee that additional patent applications owned or licensed by the Company will issue as patents or that patent protection will be secured for any particular technology. Neither can the Company guarantee that patents which are issued will be valid or that they will provide the Company with meaningful protection against competitors or with a competitive advantage. The Company cannot guarantee that patents will not be challenged or designed around by others. The Company could incur substantial costs in proceedings before the U.S. Patent and Trademark Office, including interference proceedings. These proceedings could also result in adverse decisions as to the patentability of the Company's licensed or assigned inventions. Further, the Company cannot guarantee that it will not infringe upon existing or future patents owned by others. Neither can the Company guarantee that it will not need to acquire licenses under patents belonging to others for technology potentially useful, or necessary to the Company, or that such licenses will be available to the Company, if at all, on terms acceptable to the Company. Moreover, the Company cannot guarantee that any patent issued to or licensed by the Company will not be infringed by others. Also, the Company cannot guarantee that third parties will not bring suit against the Company for patent infringement or for declaratory judgment to have the patents owned or licensed by the Company declared invalid. The Company also relies on trade secrets and other unpatented proprietary technology. The Company cannot guarantee that it can meaningfully protect its rights in such unpatented technology or that others will not independently develop substantially equivalent products and processes or otherwise gain access to the Company's technology.

     The Company is engaged in research and development collaborations and licensing arrangements with a number of academic, government and commercial research groups. The Company has entered into these agreements to secure rights to certain technologies, processes and compounds that it believes may be important to the development of its products. In general, the research and development agreements provide for the Company's sponsorship of research and development in exchange for exclusive, royalty-bearing licenses or options to the technology developed during the course of the sponsored research. Certain of these agreements also include nonexclusive licenses to preexisting technology rights. In general, the license agreements grant to the Company exclusive licenses in exchange for varying combinations of license fees, milestone payments, royalties and minimum royalties. In addition, the license agreements typically place commercialization obligations on the Company which, if not satisfied, may result in the licensor having the right to render the license nonexclusive or to terminate the agreement. In certain instances, the Company has obtained assignments of technology, although the Company's ownership, in some cases, is subject to forfeiture for failure to commercialize. Typically, the agreements are terminable by either party for breach. Further, the research agreements are generally terminable in the discretion of either party and the license agreements are generally terminable by the Company in its discretion.

COMPETITION

     The biotechnology and pharmaceutical industries are subject to rapid and significant technological change. Competitors of the Company in the United States and abroad are numerous and include, among others, major pharmaceutical and chemical companies, specialized biotechnology firms, universities and other research institutions. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which are being developed by the Company or which would render the Company's technology and products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, some of the Company's competitors have substantially greater experience than the Company in preclinical testing and human clinical trials of pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in healthcare. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. There can be no assurance that the Company's products under development will be able to compete successfully with existing products or products under development by other companies, universities and other institutions or that they will attain regulatory approval in the United States or elsewhere. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited experience. A significant amount of research in the field is also being carried out at academic and government institutions. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or in collaboration with competitors and will compete with the Company in recruiting highly qualified scientific personnel.

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

GOVERNMENT REGULATION

     Regulation by governmental authorities in the U.S. and other countries will be a significant factor in the manufacturing and marketing of any products that may be developed by the Company. The nature and extent to which such regulation may apply to the Company will vary depending on the nature of any such products. All of the Company's products will require regulatory approval by governmental agencies prior to commercialization. Human therapeutics, in particular, are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA and similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products.

     The Immunization Practices Advisory Committee or ACIP of the CDC has a role in setting the market for most, if not all, of the products the Company intends to make. The ACIP meets quarterly to review developing data on licensed vaccines, and those approaching license, as well as epidemiologic data on the need for these products. The recommendations of ACIP on the appropriate use of vaccines and related products are published in the Morbidity and Mortality Weekly Report and reprinted in several journals. The CDC develops epidemiologic data in support of the need for new vaccines and monitors vaccine usage and changes in disease incidence. In addition CDC staff frequently act as key advisors to the FDA in their review process.

     The Company believes that both its vaccines and antibody products will be classified by the FDA as "biologic products" as opposed to "drug products." New biologic products must satisfy several requirements in order to receive regulatory approval, including:

     - preclinical laboratory and animal tests;

     - submission by the Company of:

      (1) an IND application to the FDA or to an individual physician, or

      (2) a request for approval of intrastate trials to an institutional review board of a research institution, one of which must become effective before human clinical trials begin;

     - the performance of well-controlled clinical trials; and

     - product license application or PLA submitted to the FDA containing the results of clinical and manufacturing information prior to commercial sale or shipment of the product.

     During the approval process, the FDA must confirm that appropriate standards were maintained during product testing and that the product meets regulatory standards for safety and efficacy.

     In addition to obtaining FDA approval for each PLA, an establishment license application or ELA must be filed and approved by the FDA for the manufacturing facilities for a biologic product before commercial marketing of the biologic product is permitted. As a consequence of regulatory reforms initiated in 1995, a formal ELA may not be needed for some of the Company's product candidates. However, manufacturing practices will continue to be subject to FDA regulations and review. The regulatory process may take many years and requires the expenditure of substantial resources. Before testing of any agents with potential therapeutic value in healthy human test subjects or patients may begin, government requirements for preclinical data must be satisfied. These data, obtained from studies in animals, as well as from laboratory studies, are generally submitted in an IND application or its equivalent in countries outside the United States where clinical studies are to be conducted. These preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial Phase I studies in human volunteers.

     Phase I clinical studies are generally performed in healthy human subjects or, occasionally, in selected patients with the targeted disease or disorder. The goal of the Phase I study is to establish initial data about safety and tolerance of the drug in humans. Also, the first data regarding the absorption, distribution, metabolism and excretion of the drug in humans, or the immune response to a vaccine, may be obtained. In Phase II human clinical studies, evidence is sought about the desired therapeutic efficacy of a drug or antibody, or the immune response to a vaccine, in limited studies with small numbers of carefully selected subjects. Efforts are made to evaluate the effects of various dosages and to establish an optimal dosage level and dosage schedule. Additional safety data are also gathered from these studies. The Phase III clinical development program consists of expanded, large scale, multicenter studies of patients with the target disease or disorder, or in the case of a preventive antibody or vaccine, who are susceptible to the disease. The goal of these studies is to obtain definitive statistical evidence of the efficacy and safety of the proposed product and dosage regimen.

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

     In addition, the activities of the Company, and its potential partners and licensees are subject to laws and regulations regarding, among other things:

     - occupational safety;

     - the use and handling of radioisotopes;

     - environmental protection;

     - laboratory and manufacturing working conditions;

     - handling and disposition of potentially hazardous materials; and

     - use of laboratory animals.

     Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities may be necessary in foreign countries prior to the commencement of marketing of the product in such countries. The approval procedure varies among countries, can involve additional testing, and the time required may differ from that required for FDA approval. Although there is now a centralized European Community approval mechanism in place, each European country may nonetheless impose its own procedures and requirements, many of which are time consuming and expensive. Thus, there can be substantial delays in obtaining required approvals from both the FDA and foreign regulatory authorities after the relevant applications are filed. The Company expects to rely on corporate partners and licensees, along with the Company's expertise, to obtain governmental approval in foreign countries of drug formulations utilizing its compounds. See "Factors That May Affect Future Results -- Government Regulation."

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

EMPLOYEES

     As of March 12, 1999, the Company employed a work force of 65 persons including 61 persons employed full-time, of which 7 are temporary employees, and 4 persons employed part-time. Of this total work force, 51 persons are engaged in research and development activities and 14 are devoted to facilities support and administrative activities. Sixteen persons hold Ph.D. and/or M.D. degrees. A significant number of the Company's management and professional employees have had prior experience with pharmaceutical, biotechnology or medical products companies. The Company believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense. The Company believes that its relationships with its employees are good.

ACADEMIC CONSULTANTS

     The Company has relationships with a number of academic consultants. These persons are not employees of the Company. Accordingly, the Company has limited control over their activities and can expect only limited amounts of their time to be dedicated to the Company's activities. These persons may or may not enjoy relationships with other commercial entities, some of which could compete with the Company. Although the precise nature of each relationship varies, the consultants generally sign agreements which provide for confidentiality of the Company's proprietary information and results of studies but not for the assignment of inventions. The Company cannot guarantee that it will be able to maintain the confidentiality of its technology, the dissemination of which could have a materially adverse effect on the Company's business. Further, the Company cannot guarantee that it will be able to license inventions and technology discovered by such consultants. See "Factors That May Affect Future
Results -- Patents and Proprietary Rights."

ITEM 2.  PROPERTIES

     The Company's administrative offices and research facilities consist of an aggregate of approximately 53,000 square feet of leased space at 38 Sidney Street in Cambridge, Massachusetts. In addition, the Company leases a 47,000 square foot manufacturing facility in Canton, Massachusetts, designed and equipped for the commercial production of biologic products. The facility is not currently in use. When it entered into this lease, the Company purchased leasehold improvements and other related assets from the former tenant, payable in installments through 1999. Since the merger was announced, the Company has received increased interest from prospective purchasers of its leasehold interests, leasehold improvements and equipment in the Canton facility. Based on these indications of interest, the Company is exploring the sale of its interests in the facility.

ITEM 3.  LEGAL PROCEEDINGS

     By letter dated September 8, 1998, the Securities and Exchange Commission (the "SEC") requested the Company to furnish the SEC staff with documents for use in connection with an SEC inquiry re: In the Matter of OraVax, Inc. (MB-998). The requested documents generally pertain to statements made in SEC filings by the Company regarding the Company's relationship with the U.S. Department of Defense's Joint Vaccine Acquisition Program. The Company has responded to the SEC's request and to date has received no further requests or information concerning this matter.

     On December 23, 1997, the Company sold 240,000 shares of Common Stock to an institutional investor, at a purchase price of $1.9125 per share, in a private placement which closed simultaneously with a private placement of 6,300 shares of the Company's 6% Convertible Preferred Stock ("Preferred Stock"), at $1,000 per share. The institutional investor has expressed claims as follows: (i) that the Company should issue additional shares of Common Stock to the investor under a "most favored nations" clause in the Stock Purchase Agreement pursuant to which the investor purchased its Common Stock and (ii) that the Company should pay damages to the investor because the Company failed to afford the investor "piggyback" registration rights in connection with the Company's registration of the Preferred Stock on February 5, 1998.

     The Company believes it has good defenses to these claims. It does not believe that the issuance of the Preferred Stock (and the subsequent issuance of Common Stock upon conversions of shares of the Preferred Stock) triggered the "most favored nations" clause because the Preferred Stock was issued on the same Closing Date as the Common Stock issued to the investor. As to the "piggyback" registration rights, the Company believes that the investor had actual notice of the registration of the Preferred Stock in February, 1998 and took no action to invoke its rights at the time, did not exercise its demand registration rights for almost three months after they became available on April 23, 1998, and still has not sold any of its shares -- all of which the Company registered for resale on August 6, 1998. To date, no litigation has been filed by the investor on these claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's authorized capital stock consists of 50,000,000 shares of Common Stock, $.001 par value per share, and 2,000,000 shares of Preferred Stock, $.001 par value per share. As of March 12, 1999, there were issued and outstanding 22,113,040 shares of Common Stock held by approximately 192 stockholders of record and 2,590 shares of 6% Convertible Preferred Stock ("Convertible Preferred Stock") held by 4 stockholders of record.

COMMON STOCK

     The Common Stock of the Company was traded on the Nasdaq National Market under the symbol ORVX from June 7, 1995 through November 16, 1998. Prior to June 7, 1995, the Company's Common Stock was not publicly traded.

     At June 30, 1998, the Company's net tangible assets (total assets minus goodwill and liabilities) were $1.5 million. The minimum net tangible asset requirement for continued listing by the Nasdaq National Market ("Nasdaq NM") is $4.0 million. The Company received a notice of delisting from the Nasdaq Stock Market, Inc. ("Nasdaq") indicating that because the Company was not in compliance with the minimum net tangible asset requirement the Company's stock would be delisted from trading on the Nasdaq NM. The Company was also notified by Nasdaq of non-compliance with the minimum $1 per share bid price and minimum requirement for the public market float of $5 million. The Company appealed the delisting and a hearing was granted before an NASD panel concerning the delisting issues. The Company presented its plans to the Panel and continued to update Nasdaq on the progress of these plans. The Company was delisted from the Nasdaq National Market, at the close of market, on November 16, 1998. The Company began trading on the OTC Bulletin Board, under the symbol ORVX, on November 17, 1998.

     The following table sets forth the high and low sales prices per share of the Company's Common Stock for the fiscal years 1996, 1997 and 1998. The prices per share for the fiscal years 1996 and 1997, and the first, second and third quarters of fiscal year 1998 are as reported by the Nasdaq National Market and the prices per share for the fourth quarter of fiscal year 1998 are as reported by the OTC Bulletin Board.

                                                               HIGH        LOW
                                                               ----        ---
1998
     First Quarter..........................................  $ 2.375    $ 1.563
     Second Quarter.........................................    2.063      0.969
     Third Quarter..........................................    1.250      0.188
     Fourth Quarter.........................................    0.547      0.188
1997
     First Quarter..........................................  $ 7.000    $ 2.375
     Second Quarter.........................................    3.625      2.250
     Third Quarter..........................................    2.750      2.125
     Fourth Quarter.........................................    4.250      1.750
1996
     First Quarter..........................................  $15.000    $11.000
     Second Quarter.........................................   14.500      7.250
     Third Quarter..........................................    9.250      6.500
     Fourth Quarter.........................................   10.750      5.250

     On March 12, 1999, the closing price of the Company's Common Stock on the OTC Bulletin Board was $0.50. The Company has never paid dividends on its Common Stock. The Company currently intends to reinvest its earnings, if any, for use in the business and does not expect to pay cash dividends in the foreseeable future.

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

     All of the Convertible Preferred shares became fully convertible, at the option of the holder, effective March 31, 1998. On December 23, 2002, all outstanding shares of Convertible Preferred Stock will automatically be converted into Common Stock.

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

     In November 1998, simultaneous with the execution of the Merger Agreement with Peptide, Peptide purchased 2,584 shares, approximately 95%, of the Company's then outstanding Convertible Preferred Stock for an aggregate price of approximately $2.95 million. Under the Merger Agreement, at the effective time, outstanding shares of the Convertible Preferred Stock owned by Peptide will be canceled and outstanding shares of the Convertible Preferred Stock owned by third parties will be automatically converted into the right to receive $1,090 per share plus accrued but unpaid dividends. These third parties have contractually agreed to redeem these shares for cash.

     In November 1998, the Company issued 950,000 shares of Common Stock and six shares of Convertible Preferred Stock to repurchase warrants for 630 shares of Convertible Preferred Stock, which had been issued to the placement agents in connection with the December 1997 private placement financing.

     During 1998, 3,716 shares of the Convertible Preferred Stock, including applicable stock dividends, had been converted into 8,276,011 shares of Common Stock.

     On January 4, 1999, Peptide converted 633 shares of the Convertible Preferred Stock into 2,193,537 shares of Common Stock. The shares of Common Stock owned by Peptide will be canceled in the merger.

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

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

                   NAME                     AGE                          TITLE
                   ----                     ---                          -----
Lance K. Gordon, Ph.D.....................  51    President, Chief Executive Officer and Director
Thomas P. Monath, M.D.....................  58    Vice President, Research and Medical Affairs
Robert J. Gerety, M.D., Ph.D..............  59    Vice President of Development and Regulatory
Brigid A. Makes...........................  43    Vice President of Finance, Chief Financial Officer
Douglas MacMaster(1)(2)...................  68    Chairman of the Board of Directors
Andre L. Lamotte, Sc.D.(2)................  49    Director
Allen Misher, Ph.D.(2)....................  67    Director

---------------

(1) Member of the Audit Committee of the Board of Directors.

(2) Member of the Compensation Committee of the Board of Directors.

     LANCE K. GORDON, PH.D. has served as the President and Chief Executive Officer and a member of the Board of Directors of the Company since June 1990. From January 1989 to June 1990, Dr. Gordon served as Senior Vice President of North American Vaccine, Inc., a biopharmaceutical company. From April 1988 to January 1989, he served as Chief Executive Officer of American Vaccine Corporation and Selcore Laboratories, Inc., both of which are biopharmaceutical companies. From 1987 to 1988, Dr. Gordon was Associate Director, Infectious & Inflammatory Diseases, Clinical Pharmacology -- Drug Medical Affairs, of E.R. Squibb & Sons, Inc., a pharmaceutical company. From 1981 to 1987, he was Director, Immunobiology Research at Connaught Laboratories, Ltd., a pharmaceutical company. During his seven years with Connaught Laboratories, Ltd., Dr. Gordon was responsible for both bacterial and viral research and development programs. He was the inventor and Project Director of the Connaught Haemophilus influenzae type b conjugate vaccine, ProHibit(R). Dr. Gordon also serves on the advisory boards of the not-for-profit Albert Sabin Foundation and BioSciences Contract Production, a private biopharmaceutical services company. Dr. Gordon received a B.A. from the University of California at Humboldt and a Ph.D. in Biomedical Science from the University of Connecticut. Dr. Gordon completed his postdoctoral fellowship at the Howard Hughes Medical Institute.

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

     BRIGID A. MAKES has served as Vice President of Finance & Administration and CFO of the Company since May 1998. From November 1995 to April 1998, Ms. Makes served as Vice President of Finance and CFO of Haemonetics Corporation ("Haemonetics"), a global medical device manufacturer. From August 1992 until November 1995, Ms. Makes was Treasurer and Director of Human Resources at Haemonetics. From August 1986 to January 1992, Ms. Makes held numerous managerial positions in Treasury and financial operations at Lotus Development Corporation. From 1977 to 1986, Ms. Makes held numerous financial management positions at General Electric Company. Ms. Makes received a Bachelor of Commerce from McGill University in Montreal, Quebec, and a MBA from Bentley College. Ms. Makes is affiliated with numerous professional groups, including FEI, TMA and TMANE. She is currently a trustee of the Massachusetts Taxpayers' Foundation and on the Board of Directors of the Massachusetts Hugh O'Brian Youth Leadership Group.

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

     ANDRE L. LAMOTTE, SC.D. has served as a director of the Company since April 1990. Since April 1989, he has served as the Managing General Partner of Medical Science Ventures, the General Partner of Medical Science Partners L.P., and as Managing General Partner of Medical Science Ventures II, the General Partner of Medical Science Partners II, L.P. and Medical Science II CoInvestment L.P. Dr. Lamotte received a B.S. in General Engineering from Ecole Centrale Paris, an M.S. in Chemical Engineering and an Sc.D. in Chemical Engineering from the Massachusetts Institute of Technology, and a M.B.A. from the Harvard Graduate School of Business Administration.

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

     The Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. The Board is comprised of two Class I Directors (Mr. MacMaster and Dr. Lamotte), one Class II Director (Dr. Misher) and one Class III Director (Dr. Gordon). At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the Class I Directors, Class II Director and Class III Director will expire upon the election and qualification of successor directors at the annual meeting of stockholders held during the calendar years 1999, 2000 and 2001, respectively.

     The Board of Directors has a Compensation Committee comprised of Drs. Lamotte and Misher, and Mr. MacMaster, which makes recommendations concerning salaries and incentive compensation for employees of and consultants to the Company, and an Audit Committee comprised of Mr. MacMaster, which reviews the results and scope of the audit and other services provided by the Company's independent public accountants.

ITEM 11.  EXECUTIVE COMPENSATION

     Executive Compensation. The following table sets forth certain information with respect to the compensation paid by the Company during the fiscal years ended December 31, 1996, 1997 and 1998 to the Company's Chief Executive Officer and each of the Company's four other most highly compensated executive officers whose cash compensation exceeded $100,000 in 1998 (the Chief Executive Officer and such other executive officers are hereinafter referred to as the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM
                                                                                          COMPENSATION
                                                                                          ------------
                                                                                             AWARDS
                                                     ANNUAL COMPENSATION(1)               ------------
                                          ---------------------------------------------    SECURITIES
                                                                         OTHER ANNUAL      UNDERLYING
                                          YEAR    SALARY    BONUS(2)    COMPENSATION(3)    OPTIONS(#)
                                          ----    ------    --------    ---------------    ----------
Lance K. Gordon.........................  1998   $250,000        --(5)      $11,044              --
President and Chief                       1997   $250,000   $62,500         $ 8,522         100,000
Executive Officer                         1996   $250,000   $56,250         $ 6,067          40,000
Thomas P. Monath........................  1998   $190,000        --(5)      $ 9,794              --
Vice President, Research                  1997   $190,000   $52,500         $ 3,417          50,000
and Medical Affairs                       1996   $190,000   $42,750         $ 2,250              --
Robert J. Gerety........................  1998   $250,000        --(5)      $36,948              --
Vice President of                         1997   $188,815   $37,500         $43,855         125,000
Development and                           1996         --        --              --              --
Regulatory Affairs
Brigid A. Makes(4)......................  1998   $115,885        --(5)      $   905          90,000
Vice President Finance                    1997         --        --              --              --
and Chief Financial Officer               1996         --        --              --              --

---------------

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

(4) Ms. Makes commenced employment at the Company effective May 1, 1998.

(5) The Company's Board of Directors has not yet authorized bonuses for the Company's executive officers for the year ended December 31, 1998. The Company's Board of Directors may approve such bonuses subsequent to the filing of this Form 10-K.

     Option Grant Table. The following table sets forth certain information regarding options granted by the Company to the Named Executive Officers during the fiscal year ended December 31, 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS

                                                                                        POTENTIAL REALIZABLE
                                                                                          VALUE AT ASSUMED
                             NUMBER OF        PERCENT OF                                 STOCK PRICE ANNUAL
                             SHARES OF       TOTAL OPTIONS                                    RATES OF
                            COMMON STOCK      GRANTED TO                                  APPRECIATION FOR
                             UNDERLYING        EMPLOYEES                                   OPTION TERM(1)
                              OPTIONS          IN FISCAL      EXERCISE     EXPIRATION   ---------------------
           NAME              GRANTED(#)          YEAR        PRICE($/SH)      DATE        5%($)      10%($)
           ----             ------------     -------------   -----------   ----------     -----      ------
Brigid A. Makes(2)
  and(3)..................     90,000(2),(3)      100%          $1.00       5/01/08     $109,396    $131,769

---------------

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

(2) Options granted upon commencement of employment with the Company.

(3) Option vests in four equal annual installments commencing on May 1, 1999.

     Year-End Option Table. The following table sets forth certain information regarding stock options exercised during the year ended December 31, 1998 and stock options held as of December 31, 1998, by the Named Executive Officers:

                      AGGREGATED OPTION EXERCISES IN LAST
                        FISCAL YEAR AND FISCAL YEAR-END
                                 OPTION VALUES

                                  NUMBER OF                    NUMBER OF SHARES
                                  SHARES OF                 UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                 COMMON STOCK    VALUE            OPTIONS AT             IN-THE-MONEY OPTIONS
                                 ACQUIRED ON    REALIZED      FISCAL YEAR-END(#)       AT FISCAL YEAR-END($)(2)
             NAME                EXERCISE(#)     ($)(1)    EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
             ----                ------------   --------   -------------------------   -------------------------
Lance K. Gordon................      --           --            210,971/98,255                   $0/$0
Thomas P. Monath...............      --           --            157,931/39,128                   $0/$0
Robert J. Gerety...............      --           --             31,250/93,750                   $0/$0
Brigid A. Makes(3).............      --           --                 --/90,000                   $0/$0

---------------

(1) Represents the difference between the exercise price and the fair market value on the date of exercise.

(2) Based on the fair value of the Common Stock on December 31, 1998 ($0.406), less the option exercise price.

(3) Ms. Makes commenced employment with the Company effective May 1, 1998.

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

     Under the terms of an employment agreement dated May 1, 1998, Ms. Makes serves as Vice President of Finance and Chief Financial Officer, and is entitled to receive an annual base salary as determined by the Board of Directors and to participate in the bonus program for the Company's executive officers. Pursuant to the employment agreement, the Company granted Ms. Makes an option to purchase 90,000 shares of the Company's Common Stock at $1.00 per share, vesting over a four-year period.

     Each of the employment agreements with Drs. Monath and Gerety, and Ms. Makes is for an initial period of three years and is thereafter automatically renewable for successive twelve-month periods unless terminated by either party by giving six-months' prior written notice to the other. The employment of Drs. Monath and Gerety, and Ms. Makes is terminable by the Company, by giving prior written notice, at any time, with or without "cause" (as defined in their employment agreements). In the event the Company terminates Dr. Monath's, Dr. Gerety's or Ms. Makes' employment without "cause," the terminated party is entitled to receive his or her then current salary for a period of six months following such termination. In addition, Drs. Monath and Gerety have agreed for a period of three years and Ms. Makes has agreed for a period of one year not to engage in any business activity that directly or indirectly competes with the Company or to provide any services to the Company's competition. Drs. Monath and Gerety, and Ms. Makes have also entered into Confidential Information and Invention Assignment Agreements with the Company pursuant to which each of them has agreed
(i) not to disclose any of the Company's proprietary information to third parties without the prior written approval of the Company either during or after his employment and (ii) to assign to the Company his full right and title in and to any inventions made during the course of his employment with the Company.

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

     Executive officers of the Company are also eligible to participate in the Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan is available to all full-time employees of the Company and generally permits participants to purchase shares at a discount of 15% of the fair market value at the beginning or end of the applicable purchase period. At December 31, 1998, there were no shares of the Company's common stock reserved for future issuances under the Purchase Plan, and as a result the Company's Purchase Plan has been suspended until completion of the planned merger with Peptide.

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

     Dr. Gordon's 1998 Compensation. Dr. Gordon, President and Chief Executive Officer of the Company, is eligible to participate in the same executive compensation plans available to other executives. Dr. Gordon's salary for 1998 remained at $250,000. The Company's Board of Directors has not yet authorized a bonus for Dr. Gordon, or the Company's other executive officers, for the year ended December 31, 1998. The

Company's Board of Directors may approve such bonuses subsequent to the Company's filing of this Form
10-K. The Compensation Committee believes that Dr. Gordon's annual compensation has been set at a level competitive with other companies in the industry.

                             COMPENSATION COMMITTEE

                                            ANDRE L. LAMOTTE
                                            ALLEN MISHER
                                            DOUGLAS MACMASTER

COMPARATIVE STOCK PERFORMANCE

     The comparative stock performance graph below compares the cumulative stockholder return on the Common Stock of the Company for the period from June 8, 1995 (the effective date of the initial public offering of the Company's Common Stock) through December 31, 1998 with the cumulative total return on (i) the Biotechnology Index (BTK), and (ii) the Nasdaq Composite Index (IXIC) (assuming the investment of $100 in the Company's Common Stock, the Biotechnology Index and the Nasdaq Composite Index on June 8, 1995 and reinvestment of all dividends). Measurement points are on June 8, 1995 and the last trading day of the years ended December 31, 1995, 1996, 1997 and 1998. Prior to June 8, 1995, the Company's Common Stock was not registered under the Securities Exchange Act of 1934.

COMPARATIVE STOCK PERFORMANCE GRAPH

                                                                                                         NASDAQ COMPOSITE INDEX
                                                      ORAVAX, INC.          BIOTECHNOLOGY INDEX (BTK)            (IXIC)
                                                      ------------          -------------------------    ----------------------
'6/8/95'                                                 100.00                      100.00                      100.00
'12/31/95'                                               117.50                      163.80                      118.70
12/31/96'                                                 52.50                      176.70                      145.70
'21/31/97'                                                17.50                      198.80                      177.20
'12/31/98'                                                0.406                      226.70                      247.40

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 12, 1999, with respect to the beneficial ownership of the Company's Common Stock by the following persons:

        - each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock;

        - each director of the Company;

        - each executive officer of the Company; and

        - all directors and executive's officers of the Company as a group.

     As of March 12, 1999, no director or executive officer of the Company beneficially owned any shares of Convertible Preferred Stock.

                                                          NUMBER OF                        PERCENTAGE OF
                                                          SHARES OF        PERCENTAGE OF   TOTAL VOTING
                                                         COMMON STOCK      COMMON STOCK    CAPITAL STOCK
                  BENEFICIAL OWNER                    BENEFICIALLY OWNED    OUTSTANDING     OUTSTANDING
                  ----------------                    ------------------   -------------   -------------
5% STOCKHOLDERS
     Peptide Therapeutics Group plc(1)..............      2,193,537             9.9%            9.9%

DIRECTORS
     C. Boyd Clarke(2)..............................              0               *               *
     Lance K. Gordon(3).............................        306.694             1.4%            1.4%
     Andre L. Lamotte(4)............................        610,857             2.8%            2.8%
     Douglas MacMaster(5)...........................         43,600               *               *
     Allen Misher(6)................................         18,333               *               *

OTHER EXECUTIVE OFFICERS
     Robert J. Gerety(7)............................         93,030               *               *
     Brigid A. Makes(8).............................         27,500               *               *
     Thomas P. Monath(9)............................        196,010               *               *
     All directors and executive officers as a group
       (10).........................................      1,296,024             5.9%            5.9%

---------------

   * Less than 1%.

 (1) The information reported is based on a Schedule 13D filed with the Securities and Exchange Commission on January 11, 1999. The address of this entity is Peterhouse Technology Park, 100 Fulbourn Road, Cambridge, CB1 9PT, England. Peptide converted 633 shares of the Convertible Preferred Stock into shares of common stock representing approximately 9.9% of the outstanding shares of common stock. In addition, Peptide owns 1,951 shares of the Convertible Preferred Stock. The terms of the preferred stock prohibit conversion by a holder who following conversion, would own 10% or more of the outstanding common stock.

 (2) Dr. Clarke resigned from the board of directors effective November 30, 1998.

 (3) Includes 225,221 shares of Common Stock which Dr. Gordon has the right to acquire within 60 days after March 12, 1999 upon exercise of outstanding stock options.

 (4) Includes 424,993 shares held by Medical Science Partners, L.P. ("MSP"), 26,320 shares held by Medical Science II Co-Investment L.P. ("MSP II-Co") and 149,544 shares held by Medical Science Partners II, L.P. ("MSP II"). Dr. Lamotte is the Managing General Partner of Medical Science Ventures, the General Partner of MSP and is the Managing General Partner of Medical Science Ventures II, the General Partner of MSP II and MSP II-Co, and may be deemed to be the beneficial owner of the shares held by MSP, MSP II and MSP II-Co although Dr. Lamotte disclaims beneficial ownership of such shares. The address of Dr. Lamotte is c/o MSP, 161 Worcester Road, Framingham, MA 01701. Includes 10,000 shares which Dr. Lamotte may acquire upon the exercise of options within 60 days after March 12, 1999.

 (5) Includes 23,600 shares which Mr. MacMaster may acquire upon the exercise of options within 60 days after March 12, 1999.

 (6) Includes 13,333 shares which Dr. Misher may acquire upon the exercise of options within 60 days after March 12, 1999.

 (7) Includes 31,250 shares which Dr. Gerety may acquire upon the exercise of options within 60 days after March 12, 1999.

 (8) Includes 22,500 shares which Ms. Makes may acquire upon the exercise of options within 60 days after March 12, 1999.

 (9) Includes 161,056 shares which Dr. Monath may acquire upon the exercise of options within 60 days after March 12, 1999.

(10) Includes 486,960 shares which all directors and executive officers as a group may acquire upon the exercise of options within 60 days after March 12, 1999.

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

        1. The following financial statements (and related notes) of the Company are included as APPENDIX C of this Report:

               Report of Independent Accountants.

               Consolidated Balance Sheets -- December 31, 1997 and 1998.

               Consolidated Statements of Operations -- Fiscal years ended December 31, 1996, 1997 and 1998.

               Consolidated Statements of Stockholders' Equity
               (Deficit) -- Fiscal years ended December 31, 1996, 1997 and 1998.

               Consolidated Statements of Cash Flows -- Fiscal years ended December 31, 1996, 1997 and 1998.

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

     (b) On November 19, 1998, the Company filed a Current Report on Form 8-K dated as of November 10, 1998 relating to the Company entering into a Merger Agreement with Peptide Therapeutics Group PLC ("Peptide") and Peach Acquisition Corp. ("Merger Sub"), a wholly-owned subsidiary of Peptide. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company and the Company will become a wholly-owned subsidiary of Peptide, subject to completion of an equity financing by Peptide and a number of customary closing conditions, including approval by the shareholders of the Company and Peptide.

     The following trademarks of the Company are mentioned in this Annual Report on Form 10-K: OraVax, Viricle.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1999.

                                            ORAVAX, INC.

                                            By:     /s/ LANCE K. GORDON

                                              ----------------------------------
                                                  LANCE K. GORDON, PRESIDENT
                                                 AND CHIEF EXECUTIVE OFFICER

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
                /s/ LANCE K. GORDON                  President, Chief Executive         March 31, 1999
---------------------------------------------------  Officer and Director
                  LANCE K. GORDON

                /s/ BRIGID A. MAKES                  Vice President of Finance and      March 31, 1999
---------------------------------------------------  Chief Financial Officer
                  BRIGID A. MAKES

               /s/ DOUGLAS MACMASTER                 Director                           March 31, 1999
---------------------------------------------------
                 DOUGLAS MACMASTER

               /s/ ANDRE L. LAMOTTE                  Director                           March 31, 1999
---------------------------------------------------
                 ANDRE L. LAMOTTE

                 /s/ ALLEN MISHER                    Director                           March 31, 1999
---------------------------------------------------
                   ALLEN MISHER

                                                                      APPENDIX A

                            SELECTED FINANCIAL DATA

     The following selected historical consolidated financial information for OraVax for each of the fiscal years in the five-year period ended December 31, 1998 has been derived from OraVax's audited consolidated financial statements. The consolidated financial statements for the years ended December 31, 1996, 1997 and 1998 are included elsewhere in this prospectus/proxy statement. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and OraVax's Audited Consolidated Financial Statements and the notes thereto included elsewhere in this prospectus/proxy statement.

                             SUMMARY FINANCIAL DATA

                                        1994        1995         1996         1997          1998
                                        ----        ----         ----         ----          ----
Statement of Operations Data:
Revenues:
     Collaborative research and
       development..................  $     --   $    8,684   $    6,595   $     7,587   $     9,841
     Government grants and other....       257          311          870           583           701
     Interest.......................        51        1,080        1,280           683           258
                                      --------   ----------   ----------   -----------   -----------
                                           308       10,075        8,745         8,853        10,800

Expenses:
     Research and development.......     8,406       12,450       21,009        14,589        13,017
     General and administrative.....     2,580        3,299        3,750         3,422         4,072
     Interest.......................       190           87          523           418           269
                                      --------   ----------   ----------   -----------   -----------
                                        11,176       15,836       25,282        18,429        17,358
Equity in joint venture.............                 (2,436)      (5,085)       (6,236)       (5,844)
                                      --------   ----------   ----------   -----------   -----------
Net loss............................   (10,868)      (8,197)     (21,622)      (15,812)      (12,402)
Net loss to common stockholders.....   (10,968)      (8,305)     (21,622)      (15,812)      (13,825)
Basic and diluted loss per share....             $    (1.90)  $    (2.46)  $     (1.58)  $      (.92)
Weighted average number of basic and
  diluted shares outstanding........              4,377,131    8,794,775    10,031,222    15,075,593

                                                               DECEMBER 31,
                                      --------------------------------------------------------------
                                        1994        1995         1996         1997          1998
                                        ----        ----         ----         ----          ----
Balance Sheet Data:
Cash and investments................  $  3,706   $   27,631   $   22,125   $    11,328   $     2,538
Total assets........................     5,195       29,833       28,744        16,497         4,850
Working capital.....................     1,400       23,109       14,694         6,596        (5,335)
Long term obligations...............       462          492        2,659         1,298           119
Convertible preferred stock.........    27,331           --           --         3,137         2,022
Redeemable convertible preferred
  stock.............................        --           --           --         2,464
Total stockholders'
  equity(deficit)...................   (25,038)      24,513       18,424         6,474        (3,233)

                                                                      APPENDIX B

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

     On November 10, 1998, the Company entered into an agreement to merge with Peptide Therapeutics Group plc ("Peptide") in a transaction now expected to close during the second quarter of 1999. See next section entitled "Proposed Merger with Peptide Therapeutics Group plc."

     OraVax's mission is the discovery, development and commercialization of vaccines and antibody products for the prevention or treatment of human infectious diseases. OraVax's products are vaccines that stimulate the body's own immunity to provide long term protection against disease, as well as antibody products that provide immediate passive immunity to treat existing infections or to protect against acute disease risk.

     The ultimate success of the Company is dependent upon its ability to raise capital through equity financings, direct financings, corporate partnerships, sale of product and interest income on invested capital. The Company plans to finance near term cash needs principally through its existing cash reserves, together with interest earned thereon, revenues from the H. pylori Joint Venture and dengue license agreement with Pasteur Merieux Connaught ("PMC"), sponsorship of the Company's Japanese encephalitis program by PMC, and previously awarded government grants. Additional capital will be required to ensure the on-going viability of the Company. The Company believes, based upon its current operating plan, that, in addition to its available cash balances and known revenues, it will need additional financing in the second quarter of 1999 in order to fund the Company's operations. Peptide has agreed to provide bridge financing on a secured basis under certain circumstances. This bridge financing will be secured with the intangible assets of the Company. In the event the merger with Peptide is not approved by the shareholders of both companies, the Company would be required to seek other sources of financing. While management believes that additional capital may be available to fund operations if the merger is not approved, there can be no assurance that additional funds will be available when required, on terms acceptable to the Company.

     To date, the Company has not received any revenues from the sale of products and does not expect to receive any such revenues until late 2000, at the earliest. The first product revenues are anticipated from sales of the yellow fever vaccine, under the Company's partnership with Medeva Pharma Limited ("Medeva"). Operations have been funded principally through public and private placements of equity securities, equipment lease financing, revenues from the Company's H. pylori Joint Venture and dengue license agreement with PMC, sponsorship of the Company's Japanese encephalitis program by PMC, government grants and interest income. Since inception, the Company's cash expenditures have exceeded its revenues principally as a result from expenditures under its research and development programs. The Company expects to continue to incur operating losses over the next several years primarily due to expanded research and development efforts, preclinical testing and clinical trials of its product candidates, the acquisition of additional technologies, the establishment of manufacturing capability and the performance of commercialization activities. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the progress of the Company's research and development efforts, the receipt, if any, of milestone payments, the timing of certain expenses and the establishment of collaborative research agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Under the terms of the Joint Venture agreement with PMC, ownership of the Joint Venture is based upon the proportion of the working capital paid in by OraVax versus PMC over the life of the Joint Venture. To date OraVax and PMC have equally supported the budget and each has approximately 50% ownership. The funding of the H. pylori program with PMC at 50% ownership has approximated $6.0 million to $6.5 million annually for OraVax to date, which is a substantial portion of the Company's total expenditures. Under the agreement, a shortfall in funding by OraVax does not constitute a default of the Joint Venture. If OraVax's funding, since inception of the partnership, falls below 40% of the total for greater than a six month period,

PMC would get an additional seat on the board of directors, giving it effective overall control of the Joint Venture.

PROPOSED MERGER WITH PEPTIDE THERAPEUTICS GROUP PLC

     On November 10, 1998, the Company entered into an agreement to be merged with Cambridge, England based Peptide for stock of Peptide and cash totaling approximately $15 million, which was subsequently increased to $20 million. Peptide is a biopharmaceutical company engaged in the research and development of novel drugs and vaccines, and is listed on the London Stock Exchange, under the symbol PTE. Peptide currently has four products in clinical development with several pre-clinical and research programs. The Company and its joint venture partner PMC are already collaborating with Peptide in using Peptide's proprietary platform technology to create oral vaccines for the treatment of H. pylori. The merger will create a larger biopharmaceutical company involved in the development of novel drugs, vaccines and antibody products that control significant human diseases. The merged company will have a total of ten products in development, eight of which are currently in clinical trials, with the other two scheduled to go into clinical trials in the next twelve months, and multiple corporate partnerships including those with PMC, Medeva and SmithKline Beecham. This new business combination will result in a broader portfolio of product programs, and greater market presence and potential for expanded corporate partnerships.

     The transaction will take the form of a merger of the Company with a subsidiary of Peptide, formed for the transaction, and the Company will become a wholly owned subsidiary of Peptide following the merger. A condition to the merger is that Peptide shall have completed a financing that results in Peptide receiving net cash proceeds which, together with existing financing available to Peptide, is sufficient for the present working capital requirements of the combined entity in accordance with the rules of the London Stock Exchange. This condition was satisfied by Peptide raising approximately 20.6 million pounds sterling (net of expenses) in March 1999. In addition the merger is contingent upon approval by the shareholders of each company. In February 1999, Peptide's shareholders approved the merger. The merger is now anticipated to be completed during the second quarter of 1999.

     On November 10, 1998, simultaneous with the execution of the Merger Agreement with Peptide, Peptide purchased 2,584 shares, approximately 95%, of the Company's then outstanding Convertible Preferred Stock for an aggregate price of approximately $2.95 million. Under the Merger Agreement, at the effective time, outstanding shares of the Convertible Preferred Stock owned by Peptide will be canceled and outstanding shares of the Convertible Preferred Stock owned by third parties will be automatically converted into the right to receive $1,090 per share plus accrued but unpaid dividends. These third parties have contractually agreed to redeem their shares for cash.

     On November 20, 1998, the Company issued 950,000 shares of Common Stock and six shares of Convertible Preferred Stock to repurchase warrants for 630 shares of Convertible Preferred Stock, which had been issued to the placement agents in connection with the December 1997 private placement financing.

     On December 30, 1998, the Company received a letter from PMC indicating that PMC was considering making a proposal that could result in the maximum value to the Company's shareholders. The Company sent a copy of PMC's letter to Peptide, as required under the Merger Agreement. In response to PMC's letter, members of Peptide's management met independently with PMC and negotiated a series of agreements, including a standstill agreement under which PMC agreed not to make an offer to acquire the Company and an agreement by PMC to make a $3 million equity investment in Peptide ordinary shares in connection with and conditioned upon consummation of the merger. PMC and Peptide also agreed that the Company's technology relating to vaccines for Japanese encephalitis and tick-borne encephalitis would be licensed to PMC and that the joint venture with PMC would be granted licenses to the Company's technology for the development of vaccines against hepatitis C contingent on the merger being consummated. In addition, the Company's short-term loan agreement, in the amount of $3 million, with PMC was amended to extend the repayment terms to be the earlier of consummation of the merger or July 31, 1999. (See section entitled "PMC: Short-term Bridge Loan.")

     On January 4, 1999, Peptide converted 633 shares of the Convertible Preferred Stock into 2,193,537 shares of Common Stock. The shares of Common Stock owned by Peptide will be canceled in the merger.

     Since the merger was announced, the Company has received increased interest from prospective purchasers of the Company's leasehold interests, leasehold improvements and equipment in its Canton, Massachusetts, manufacturing facility. Based upon these indications of interest, the Company has explored the sale of its related interests in this facility.

     On January 28, 1999, the Merger Agreement was amended to increase Peptide's acquisition price from $15 million to $20 million based on the further developments in partnership discussions with PMC and the Canton facility, which indicated increased value for OraVax's assets. The additional $5 million of consideration will be in the form of Peptide ordinary shares.

     The Merger Agreement provides that, at the effective time of the merger, each share of the Company's common stock outstanding immediately prior to the effective time (except for shares owned by the Company, Peptide or their subsidiaries) will be converted into the right to receive a pro rata share of $20 million less the sum of (A) amounts paid to purchase outstanding shares of the Convertible Preferred Stock and (B) the intrinsic value of the Company's outstanding common stock options and warrants. Peptide and the Company estimate that approximately $2.95 million will be used to acquire shares of Convertible Preferred Stock and Convertible Preferred Stock warrants, and that the intrinsic value of the Company's options will be less than $50,000. Using these estimates, holders of outstanding shares of the Company's common stock will receive approximately $17 million in merger consideration. The Company estimates that at the effective time approximately 20 million shares of common stock will be outstanding. Assuming that merger consideration equal to $17 million is split among 20 million shares, each share of the Company's common stock would convert into $0.85 worth of the merger consideration. The figures used in this paragraph are estimates. Actual amounts will depend on the cost to purchase the Company's Convertible Preferred Stock, warrants and options to purchase the Company's Common Stock and the number of shares of the Company's common stock outstanding immediately prior to the effective time. See "Risk Factors -- Risks Relating to the Merger -- Additional OraVax Stock Issuances May Dilute Merger Consideration."

     Holders of the Company's common stock will receive Peptide ordinary shares. These Peptide ordinary shares will be valued between $1.49 and $2.24 by reference to the average of the closing prices for Peptide ordinary shares during the ten trading days ending on the third trading day prior to the closing date of the merger, as reported by the London Stock Exchange, with each closing price converted into U.S. dollars based on the midpoint of the dollar/pound sterling exchange rate for such day, as reported by The Financial Times. If this calculation indicates a market value for Peptide ordinary shares of less than $1.49, the market value will be deemed to be $1.49, and if the calculation indicates a market value for Peptide ordinary shares of more than $2.24, the market value will be deemed to be $2.24. On March 12, 1999, the per share closing price for a Peptide share was 107.8 pence and the midpoint of the dollar/pound sterling exchange rate was 1.63, yielding a dollar value of $1.76.

PMC: DENGUE LICENSE AGREEMENT AND SPONSORSHIP OF JAPANESE ENCEPHALITIS

     In November 1998, the Company entered into a license agreement, under its dengue program, with PMC for the development of a vaccine against dengue fever, based upon the Company's Chimerivax(TM) platform of technology. This technology utilizes the yellow fever 17D vaccine virus as a vector for genes of related viruses. Under the license agreement, the Company agreed to develop the vaccine through completion of Phase I clinical trials. The Company granted PMC a worldwide exclusive license to the dengue vaccines and PMC will address advanced development, manufacturing, sales, marketing and distribution. In addition, PMC agreed to fund 100% of the research, development and clinical costs through Phase I clinical trials. As a term of the dengue agreement, PMC also has an option to negotiate a separate agreement to license the Company's vaccine against Japanese encephalitis ("JE"), also based on the Company's Chimerivax(TM) platform of technology. In exchange for the option, PMC agreed to fund 100% of the research, development and clinical costs through the completion of Phase I clinical trials.

     The Company and PMC estimate the research, development and clinical costs of both the dengue and JE vaccines through Phase I clinical trials to exceed $11.0 million. PMC began funding, as of October 1, 1998, the research, development and clinical costs under the dengue and JE programs, and paid the Company $1.2 million in December 1998, of which $1.1 million was earned in the current period. In addition, PMC agreed to pay the Company up to $12.2 million during the dengue development period, subject to the achievement of certain development, clinical and regulatory milestones, of which $1.0 million was paid to the Company in November 1998 to recognize the value of research and development conducted by the Company prior to the execution of the license agreement. However, there can be no assurance that the milestones which trigger such future payments will be achieved. Also, PMC agreed to pay the Company royalties on future net sales of licensed dengue product. A Research and Development Committee was formed to oversee the direction of the dengue and JE programs, and consists of three members of both the Company and PMC. The Research and Development Committee has approved funding of costs under both the dengue and JE programs through December 1999. The license agreement provides for a research and development term from October 1, 1998 through the completion of Phase I clinical studies with respect to the JE and dengue programs. Upon expiration of such term, the Company and PMC may in good faith discuss extending their collaborative relationship to later stages of development of the JE and dengue vaccines. In addition, the license agreement provides PMC certain rights of termination, but, absent any breach, PMC may not terminate the license agreement before the earlier of twelve months from execution of the license agreement or the completion of Phase I clinical studies under the JE program.

PMC: SHORT-TERM BRIDGE LOAN

     In November, 1998, the Company obtained a short-term bridge loan, in the amount of $3 million, from PMC to support operations. The Company pledged 12% ownership in the H. pylori Joint Venture as collateral. The Company granted PMC a controlling vote, in the Joint Venture, regarding all marketing-related decisions, thereby granting PMC overall direction of marketing-related matters. The Company will retain equal voting authority in all non-marketing-related decisions. In addition, the Company authorized PMC, or should PMC elect, PMC's affiliates, to act as the principal marketing entity for any Joint Venture products. The loan was to be repaid in two installments: $2 million on January 31, 1999 and $1 million on June 30, 1999, and bears interest at an annual rate of 5.42% which is payable when each installment of principal is due. However, the loan was subsequently amended to require repayment of $3 million upon the earlier of consummation of the merger or July 31, 1999.

     In the event that the Company defaults on the loan, PMC would, by virtue of the Company's pledge of 12% ownership in the Joint Venture to secure the loan, increase its ownership interest in the Joint Venture to 62%, thereby obtaining overall direction of all Joint Venture matters. The Company's share of future research, development, clinical and commercialization costs, and of profits from target product sales would then decrease from the present 50% to 38%.

NASDAQ DELISTING

     At June 30, 1998, the Company's net tangible assets (total assets minus goodwill and liabilities) were $1.5 million. The minimum net tangible asset requirement for continued listing by the Nasdaq National Market ("Nasdaq NM") is $4.0 million. The Company received a notice of delisting from the Nasdaq Stock Market, Inc. ("Nasdaq") indicating that because the Company is not in compliance with the minimum net tangible asset requirement the Company's stock would be delisted from trading on the Nasdaq NM. The Company was also notified by Nasdaq of non-compliance with the minimum $1 per share bid price and minimum requirement for the public market float of $5 million. The Company appealed the delisting and a hearing was granted before an NASD panel concerning the delisting issues. The Company presented its plans to the Panel and has continued to update Nasdaq on the progress of these plans. The Company was delisted from the Nasdaq National Market, at the close of market, on November 16, 1998. The Company began trading on the OTC Bulletin Board on November 17, 1998. Upon closing of the proposed merger, holders of the Company's common stock will receive ordinary shares of Peptide which are traded on the London Stock Exchange.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

     The Company's total revenues increased to $10,800,000 in 1998 from $8,853,000 in 1997. In 1998, the Company's revenues consisted of $7,682,000 earned under its collaboration (the "Joint Venture") with PMC, $2,159,000 earned under its dengue license agreement with PMC, $701,000 from government grants and other research revenues, and $258,000 in interest earned on invested funds. In 1997, the Company's revenues consisted of $7,587,000 earned under the Joint Venture with PMC, $583,000 from government grants and other research revenues, and $683,000 in interest earned on invested funds. The increase in revenue was attributable principally to the Company's November 1998 license agreement, under its dengue program, with PMC, and included a $1.0 million milestone payment upon execution of the license agreement and the Company earned $1,159,000 under sponsorship of research and development activities. In addition, the increase in the Company's 1998 revenue was attributable to increases in research and development activities of the Joint Venture with PMC, in grant revenue from the October 1997 award of a C. difficile Phase II Small Business Innovation Research
(SBIR) grant from the National Institute of Health (NIH) and in-license revenue earned in connection with the 1998 sub-license of its CagA antigen to BioMerica, Inc. which were offset by a decrease in interest income as a result of declining cash investments.

     The Company's total costs and expenses decreased to $17,358,000 in 1998 from $18,429,000 in 1997. Research and development expenses decreased 11% to $13,017,000 in 1998 from $14,589,000 in 1997. Significant contributors to the Company's research and development expenditures in 1998 versus 1997 included the conduct of four small-scale Phase II clinical studies under its H. pylori program and advanced activities under its Japanese encephalitis program, including the investment in other aspects of the ChimeriVax family of vaccine opportunities. These expenditures were offset by a decrease in costs resulting from expenses that were incurred in 1997, under the RSV program, that were not incurred in 1998, and from aggressive cost control. General and administrative expenses increased 19% to $4,072,000 in 1998 from $3,422,000 in 1997 principally due to advanced H. pylori and ChimeriVax patent efforts, business development costs as the Company continues to focus its efforts on obtaining strategic collaborations, legal costs associated with the Company's pursuit of potential equity financings and business combinations, and legal and investment banking costs associated with the planned merger with Peptide offset by a decrease in expenses associated with the Company's workforce reduction in the second quarter of 1997. Interest expense decreased to $269,000 in 1998 from $418,000 in 1997, principally due to the expiration of some equipment leases and in addition, the Company did not enter into any new equipment leases during the period due to the low volume of capital equipment expenditures.

     The Company accounts for its investment in the Joint Venture Partnerships under the equity method of accounting. Accordingly, the Company recorded its $5,844,000 and $6,236,000 share of the Joint Venture Partnerships' losses in 1998 and 1997, respectively. The decreased loss is principally due to third party obligations, incurred by the Joint Venture Partnerships in 1997 as compared to 1998, which were offset by an increase in the 1998 budgeted research and development activities of both OraVax and PMC.

     The Company incurred a net loss from operations of $12,402,000 in 1998 compared to a net loss from operations of $15,812,000 in 1997.

     In the first quarter of 1998, the Company began recognizing the annual cumulative 6% dividend that accrues in stock and the amortization of the conversion discount related to the December 1997 Convertible Preferred Stock financing. At December 31, 1997, the value of the discount was $1,675,800, which is being amortized over the eighteen month discount period by accreting preferred stock dividends as a credit to additional paid-in capital and a charge to retained earnings.

     The Company incurred a net loss to common shareholders of $13,825,000 in 1998 compared to a net loss to common shareholders of $15,812,000 in 1997.

  YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     The Company's total revenues increased to $8,853,000 in 1997 from $8,745,000 in 1996. In 1997, the Company's revenues consisted of $7,587,000 earned under its Joint Venture with PMC, which was entered into during 1995, $583,000 from government grants and other research revenues, and $683,000 in interest earned on invested funds. In 1996, the Company's revenues consisted of $6,595,000 earned under the Joint Venture with PMC, $870,000 from government grants and other research revenues, and $1,280,000 in interest earned on invested funds. The increased revenue was attributable to increased budgeted activities, for research and development, of the Joint Venture with PMC offset by a decrease in interest income as a result of declining cash investments and a decrease in grant revenue as a result of expired grants from the National Institute of Health.

     The Company's total costs and expenses decreased to $18,429,000 in 1997 from $25,282,000 in 1996. Research and development expenses decreased 31% to $14,589,000 in 1997 from $21,009,000 in 1996, principally reflecting the 1996 conduct of both a Phase II clinical trial under its H. pylori program and a Phase III clinical trial under its RSV program, and the 1996 production of necessary supplies of clinical materials for its Phase III clinical trial. In addition, the Company reduced its workforce by approximately 25% in early April 1997. General and administrative expenses decreased 9% to $3,422,000 in 1997 from $3,750,000 in 1996 as decreased expenses associated with the workforce reduction in the second quarter of 1997 offset increases which the Company had incurred in the first quarter of 1997 as compared to the same period in 1996. Interest expense decreased to $418,000 in 1997 from $523,000 in 1996, principally due to the expiration of some equipment leases.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 on January 1, 2000, but does not expect such adoption to have a material impact on its financial statements.

     In February 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SoP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SoP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The Company does not expect SoP 98-1, which is effective for the Company beginning January 1, 1999, to have a material effect on its financial position or results of operations.

     In April 1998, the AcSEC issued SoP 98-5, "Reporting on the Costs of Start-Up Activities." Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. Under SoP 98-5, the cost of start-up activities should be expensed as incurred. SoP 98-5 is effective for the Company beginning January 1, 1999 and the Company does not expect its adoption to have a material effect on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     In March 1995, the Company entered into a Joint Venture with PMC for the development, manufacturing, marketing and sale of immuno-therapeutic and preventive vaccines against H. pylori infections in humans. OraVax and PMC will share equally in profits from the sale of the H. pylori vaccines and in all future research, development, clinical and commercialization costs. OraVax and PMC estimate that research, development and clinical costs will exceed $50.0 million. PMC is providing technical expertise and will also provide marketing expertise to the Joint Venture. PMC made an initial payment of $3.2 million directly to OraVax which included $0.6 million to recognize the value of research and development conducted by OraVax in the first quarter of 1995 prior to the formation of the Joint Venture, and a milestone payment of $2.6 million to recognize the value of technology previously developed by OraVax and made available to the Joint Venture. In addition, PMC purchased $2.5 million of the Company's Series Preferred Stock. Subsequently, PMC purchased an additional $1.0 million of common stock in the Company's initial public offering. In addition, PMC agreed to pay the Company directly up to $12.0 million during the development period, subject to the achievement of certain clinical and regulatory milestones, of which $0.6 million was paid to OraVax in December 1995. However, there can be no assurance that the milestones which trigger such future payments will be achieved. Beginning in the second quarter of 1995, research, development and commercialization activities of the Joint Venture were conducted through two equally controlled partnerships which have contracted with OraVax to perform research and development and clinical trial activities. OraVax earned $6.6 million, $7.6 million and $7.7 million under these contracts in 1996, 1997 and 1998, respectively. In addition, during 1996, 1997 and 1998, the Joint Venture entered into research and development contracts with PMC and third parties. The research and development budgets of the two partnerships comprising the Joint Venture are established by joint committees in which each of the venturers has an equal participation and role. The venturers will pay approximately equal shares of the agreed budgets. OraVax will receive revenue from the partnerships for the research and development work which is requested to be performed by OraVax and funded by the Partnerships. There can be no assurance, however, that OraVax will be selected to perform such work. The Joint Venture provides for certain rights of termination, but, absent any breach, either party may unilaterally terminate the Joint Venture. The venturers have agreed to fund through the Joint Venture, on an annual basis, the research and development, clinical and pharmaceutical development costs, and the Executive Committee of the Joint Venture has currently approved funding of such costs through December 1999.

     In January 1996, the Company leased an approximately 47,000 square foot GMP-compliant manufacturing facility in Canton, Massachusetts and acquired related equipment and leasehold improvements from the former tenant. This facility was specifically designed and equipped by the former tenant for the manufacture of biological products. The Company's strategy was to develop its manufacturing facilities for producing both pilot-scale and commercial quantities of its products. This facility would also accommodate production development activities for OraVax's proprietary products depending on the outcome of product development. Existing building and capital equipment leases, which include renewal and purchase options, were transferred to the Company. In addition, the Company purchased leasehold improvements and other related assets from the former tenant, payable in installments through 1999. The Company is currently assessing its options relating to the facility, including the sale of its related interests.

     In June 1996, the Company sold 2,300,000 shares of its common stock for $7.25 per share in a follow-on public offering, providing net proceeds of approximately $15.2 million.

     In December 1997, the Company sold 6,300 shares of its 6% Convertible Preferred Stock, for $1,000 per share, in a private placement financing, providing gross proceeds of $6.3 million, of which $4.9 million was received in 1997 and $1.4 million in January 1998. Net proceeds were approximately $5.6 million. In connection with the private placement financing, warrants for 630 shares of Convertible Preferred Stock, at a price of $1,000 per share, were issued to the placement agents of the transaction. The warrants will expire on December 23, 2002.

     In December 1997, the Company sold 240,000 shares of its common stock, for $1.9125 per share, in a private placement financing, providing net proceeds of $396,000. In connection with the private placement financing, warrants for 24,000 shares of common stock, at a price of $1.9125 per share, had been issued to the placement agents of the transaction. The warrants will expire on December 23, 2002.

     In November, 1998, the Company obtained a short-term bridge loan, in the amount of $3 million, from PMC to support operations. The Company pledged 12% ownership in the H. pylori Joint Venture as collateral. The Company granted PMC a controlling vote, in the Joint Venture, regarding all marketing-related decisions, thereby granting PMC overall direction of marketing-related matters. The Company will retain equal voting authority in all non-marketing-related decisions. In addition, the Company authorized PMC, or should PMC elect, PMC's affiliates, to act as the principal marketing entity for any Joint Venture products. The loan was to be repaid in two installments: $2 million on January 31, 1999 and $1 million on June 30, 1999, and bears interest at an annual rate of 5.42% which is payable when each installment of principal is due. However, the loan was subsequently amended to require repayment of $3 million upon the earlier of consummation of the merger or July 31, 1999.

     In the event that the Company defaults on the loan, PMC would, by virtue of the Company's pledge of 12% ownership in the Joint Venture to secure the loan, increase its ownership interest in the Joint Venture to 62%, thereby obtaining overall direction of all Joint Venture matters. The Company's share of future research, development, clinical and commercialization costs, and of profits from target product sales would then decrease from the present 50% to 38%.

     The Company's aggregate cash and investments were $2,538,000 at December 31, 1998, a decrease of $8,790,000 since December 31, 1997. Cash used by operations during the period, principally to support research and development, was $5,455,000. The Company expended $52,000 for property and equipment, repaid $1,257,000 of its capital lease obligations, and repaid $260,000 of its installment debt, net of accrued interest, during the period. In addition, the Company invested $6,232,000 in the joint venture during the year ended December 31, 1998. In early 1998, the Company received the $1,400,000 remainder of cash proceeds from the December 1997 Convertible Preferred Stock financing. In the fourth quarter of 1998, the Company received a $3 million short-term loan from PMC to support continuing operations. Also, the Company received $66,000 in proceeds from common stock issuances during the period.

     In September, 1997 the Company was selected by Medeva, as the exclusive marketer and distributor of Medeva's live-attenuated yellow fever vaccine, Arilvax(R), in the United States. The Company also agreed to work with Medeva to introduce the vaccine into other international markets. Under the terms of the agreement, the Company will conduct clinical studies necessary for U.S. registration of the vaccine and will market and distribute the product to both civilian and military groups in the U.S. Arilvax(R) is currently marketed by Medeva in Europe and selected Asian markets. Medeva will fund all costs associated with the agreed-upon clinical trials and with securing regulatory approval in the U.S. Based on the established performance of Arilvax(R) in other markets and discussions with the FDA, Medeva anticipates submitting a U.S. product license application (PLA) in 2000. The Company does not anticipate incurring any material net expenditures under this agreement until 2000 at which time, assuming a U.S. PLA is filed, it would expect to incur premarketing and predistribution costs.

     To date, the Company has not received any revenues from the sale of products and does not expect to receive any such revenues until late 2000, at the earliest. The first product revenues are anticipated from sales of the yellow fever vaccine, under the Company's partnership with Medeva. Operations have been funded principally through public and private placements of equity securities, equipment lease financing, revenues from the Company's H. pylori Joint Venture and dengue license agreement with PMC, sponsorship of the Company's Japanese encephalitis program by PMC, government grants and interest income. Since inception, the Company's cash expenditures have exceeded its revenues principally as a result from expenditures under its research and development programs. The Company expects to continue to incur operating losses over the next several years primarily due to expanded research and development efforts, preclinical testing and clinical trials of its product candidates, the acquisition of additional technologies, the establishment of manufacturing capability and the performance of commercialization activities. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the progress of the Company's research and development efforts, the receipt, if any, of milestone payments, the timing of certain expenses and the establishment of collaborative research agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Pending completion of its merger with Peptide, the Company plans to finance its cash needs in the near term principally through its existing cash reserves, together with interest earned thereon, revenues from the H. pylori Joint Venture and dengue license agreement with PMC, sponsorship of the Company's Japanese encephalitis program by PMC, and previously awarded government grants. Additional capital will be required to ensure the on-going viability of the Company. The Company believes, based upon its current operating plan, that, in addition to its available cash balances and known revenues, it will need additional financing in the second quarter of 1999 in order to fund the Company's operations. Peptide has agreed to provide bridge financing on a secured basis under certain circumstances. This bridge financing will be secured with the intangible assets of the Company. In the event the merger with Peptide is not approved by the shareholders of both companies, the Company would be required to seek other sources of financing. While management believes that additional capital may be available to fund operations if the merger is not approved, there can be no assurance that additional funds will be available when required, on terms acceptable to the Company. Changes in the Company's research and development plans or other events affecting the Company's operations may result in accelerated or unexpected expenditures. The Company is continuing to review its burn rate and has implemented expenditure initiatives to conserve its cash resources, including putting non-essential expenditures on hold. The Company in the meantime continues to pursue corporate collaborations and the award of new government grants. There can be no assurance, that additional financing will be available from any of these sources, or if available, will be available on satisfactory terms. The Company's inability to obtain needed funding on satisfactory terms may require the Company to delay, scale back or eliminate one or more of its planned product development programs, scale back its planned manufacturing operations or enter into collaborative arrangements that may require the Company to issue additional equity or relinquish rights to certain technologies or product candidates that the Company would not otherwise issue or relinquish.

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

     Future Capital Needs. In addition, the Company will require substantial additional funds in order to continue its research and development programs, preclinical and clinical testing of its product candidates and to conduct full scale manufacturing and marketing of any pharmaceutical products that may be developed. The Company's capital requirements depend on numerous factors, including but not limited to the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing research relationships, the ability of the Company to establish collaborative arrangements, the development of commercialization activities and arrangements, and the purchase of additional facilities and capital equipment. Additional capital will be required to ensure the on-going viability of the Company. The Company believes, based upon its current operating plan, that, in addition to its available cash balances and known revenues, it will need additional financing in the second quarter of 1999 in order to fund the Company's operations. Peptide has agreed to provide bridge financing on a secured basis under certain circumstances. This bridge financing will be secured with the intangible assets of the Company. In the event the merger with Peptide is not approved by the shareholders of both companies, the Company would be required to seek other sources of financing. While management believes that additional capital may be available to fund operations if the merger is not approved, there can be no assurance that additional funds will be available when required, on terms acceptable to the Company. In addition, there can be no assurance, that changes in the Company's research and development plans or other events affecting the Company's operations will not result in accelerated or unexpected expenditures. Thereafter, the Company will need to raise substantial additional capital to fund its operations. There can be no assurance, however, that additional financing will be available, or if available, will be available on acceptable terms.

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

     Year 2000 Issues. The Year 2000 problem is the result of computer programs having been written using two digits, rather than four, to define the applicable year. Computer programs and embedded computer chips may be unable to distinguish between the years 1900 and 2000. Any computer hardware, software, research and development, manufacturing or administrative equipment, and operational infrastructure systems used by the Company or by its external business partners may recognize a year using "00", as the last two digits, as the year 1900 rather than the year 2000.

     During the second quarter of 1998, the Company implemented an internal Year 2000 compliance task force. The goal of the task force is to identify and minimize disruptions to the Company's business that could result from the Year 2000 problem, and to minimize liabilities that the Company might incur in connection with the Year 2000 problem. The task force consists of employees of the Company and is representative of major business functions.

     The Company has conducted a company-wide assessment of its computer systems and operations infrastructure to identify computer hardware, software, research and development equipment and process control systems that are not Year 2000 compliant. The Company intends to replace, upgrade or modify any of its business-critical systems that are not Year 2000 compliant, or to develop contingency plans. The Company anticipates to have these steps completed by the end of the third quarter in 1999.

     The Company has also identified and prioritized significant service providers, vendors, suppliers, and worldwide research and development, manufacturing and clinical trial related third parties that are critical to business operations. The Company is in the process of communicating with these external parties, through interviews and questionnaires, to ascertain their Year 2000 compliance. These evaluations will be followed by the development of contingency plans, including identifying alternate service providers and contractors, vendors and suppliers. The Company anticipates to have these steps completed by the end of the third quarter in 1999. Going forward, the Company will use its best efforts to ensure that new service providers and contractors, vendors and suppliers are Year 2000 compliant before engaging in business with them.

     The Company's greatest risk is the failure of critical, worldwide research and development, manufacturing or clinical trial related service contractors not being Year 2000 compliant. Because of the significant number of these external service contractors and the vast number of business systems used by these parties, the Company may experience some disruption in its business operations. The Company is unable to determine at this time whether the consequences of Year 2000 failures by these parties will have a material impact on the Company's business operations. The Company believes that with the implementation of contingency plans, including identifying alternate service contractors, the possibility of material interruptions of normal operations should be reduced. However, there is no assurance that the Company will be successful in finding alternate service contractors. In the event that the Company is unable to replace Year 2000 non-compliant service contractors, the Company's business operations could be adversely affected.

     To date, the Company has not incurred nor identified any material costs related to the assessment of its internal and external Year 2000 compliance. The costs of the Company's Year 2000 compliance efforts have been minimal to date, and the Company does not anticipate incurring any material costs to ensure internal and external Year 2000 compliance.

     The Company is using its reasonable best efforts to ensure internal and external Year 2000 compliance. However, there can be no guarantee that the Company's assessment and correction efforts will prove accurate. Key external business partners may be unsuccessful in solving their Year 2000 issues and the Company may be unsuccessful in identifying alternate critical service providers and contractors, vendors and suppliers. As a result, Year 2000 problems may adversely impact the Company's business operations. The Company's readiness program is an ongoing process and the estimates of costs and completion dates described above are subject to change.

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

                                                                      APPENDIX C

                                  ORAVAX, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS
Report of Independent Accountants...........................    2
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................    3
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997 and 1998..........................    4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 1996, 1997 and 1998......    5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997 and 1998..........................    6
Notes to Consolidated Financial Statements..................    7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of OraVax, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of OraVax, Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and will require additional funds to continue operations into the second quarter of 1999, both of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note D, the Company has restated its 1997 balance sheet and statement of stockholders' equity for the presentation of the Company's 6% Convertible Preferred Stock and related conversion discount.

                                          /s/ PRICEWATERHOUSECOOPERS LLP
                                          --------------------------------------

Boston, Massachusetts
March 1, 1999

                                  ORAVAX, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                               1997        1998
                                                              -------    --------
                           ASSETS
Cash and cash equivalents...................................  $10,274    $  2,538
Short-term investments......................................    1,054          --
Prepaid and other current assets............................    1,529          91
                                                              -------    --------
Total current assets........................................   12,857       2,629
Property and equipment, net.................................    3,524       1,859
Investment in and advances to (from) joint venture..........     (535)       (147)
Restricted investments......................................      394         398
Other assets................................................      257         111
                                                              -------    --------
Total assets................................................  $16,497    $  4,850
                                                              =======    ========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable............................................  $   935    $    922
Accrued expenses............................................    3,659       2,213
Obligation under capital leases.............................    1,316         327
Bridge loan -- related party................................       --       3,000
Installment debt............................................      260       1,019
Deferred revenue............................................       91         483
                                                              -------    --------
Total current liabilities...................................    6,261       7,964
Obligation under capital leases, excluding current
  portion...................................................      416         119
Installment debt, excluding current portion.................      882          --
                                                              -------    --------
Total liabilities...........................................    7,559       8,083
Mandatory redeemable convertible preferred stock, $.001 par
  value; 2,772 shares issued and outstanding in 1997........    2,464          --
Commitments and contingencies (Note J)
Stockholders' equity (deficit):
     Preferred stock, $.001 par value; 2,000,000 shares
      authorized in 1997 and 1998; none issued or
      outstanding...........................................       --          --
     Convertible preferred stock, $.001 par value; 9,000
      shares authorized in 1997 and 1998; 3,528 and 2,590
      shares issued and outstanding in 1997 and 1998
      (liquidation preference $2,590).......................    3,137       2,022
     Common stock, $.001 par value; 25,000,000 and
      50,000,000 shares authorized in 1997 and 1998;
      10,371,543 and 19,919,503 shares issued and
      outstanding in 1997 and 1998..........................       10          20
     Additional paid-in capital.............................   74,115      79,279
     Deferred compensation..................................      (94)        (35)
     Accumulated deficit....................................  (70,694)    (84,519)
                                                              -------    --------
Total stockholders' equity (deficit)........................    6,474      (3,233)
                                                              -------    --------
Total liabilities and stockholders' equity (deficit)........  $16,497    $  4,850
                                                              =======    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                  ORAVAX, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                       ----------------------------------------
                                                          1996          1997           1998
                                                       ----------    -----------    -----------
Revenue:
     Collaborative research and development
     -- related party................................  $    6,595    $     7,587    $     9,841
     Government grants and other.....................         870            583            701
     Interest........................................       1,280            683            258
                                                       ----------    -----------    -----------
                                                            8,745          8,853         10,800
                                                       ----------    -----------    -----------
Expenses:
     Research and development........................      21,009         14,589         13,017
     General and administrative......................       3,750          3,422          4,072
     Interest........................................         523            418            269
                                                       ----------    -----------    -----------
                                                           25,282         18,429         17,358
                                                       ----------    -----------    -----------
Loss from operations.................................     (16,537)        (9,576)        (6,558)
Equity in operating loss of joint venture............      (5,085)        (6,236)        (5,844)
                                                       ----------    -----------    -----------
Net loss.............................................     (21,622)       (15,812)       (12,402)
Accretion to conversion discount of Convertible
  Preferred Stock....................................          --             --          1,207
Convertible Preferred Stock dividend.................          --             --            216
                                                       ----------    -----------    -----------
Net loss to common stockholders......................  $  (21,622)   $   (15,812)   $   (13,825)
                                                       ==========    ===========    ===========
Basic and diluted loss per share.....................  $    (2.46)   $     (1.58)   $      (.92)
Weighted average number of basic and diluted shares
  outstanding........................................   8,794,775     10,031,222     15,075,593

   The accompanying notes are an integral part of the consolidated financial statements.

                                  ORAVAX, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           PAID-                                      TOTAL
                            PREFERRED   PREFERRED     COMMON     COMMON     IN        DEFERRED     ACCUMULATED    STOCKHOLDERS'
                             SHARES       STOCK       SHARES     STOCK    CAPITAL   COMPENSATION     DEFICIT     EQUITY (DEFICIT)
                            ---------   ---------   ----------   ------   -------   ------------   -----------   ----------------
Balance, December 31,
  1995....................       --          --      7,615,865    $ 8     $58,061      $(296)       $(33,260)        $ 24,513
Issuance of common
  stock...................                           2,313,822      2      15,340         --              --           15,342
Issuance of common
  stock -- 401k ..........       --          --         18,509     --          97         --              --               97
Exercise of common stock
  options.................       --          --         27,625     --          21         --              --               21
Amortization of deferred
  compensation............       --          --             --     --          --         73              --               73
Net loss..................       --          --             --     --          --         --         (21,622)         (21,622)
                             ------      ------     ----------    ---     -------      -----        --------         --------
Balance, December 31,
  1996....................                           9,975,821     10      73,519       (223)        (54,882)          18,424
Issuance of common
  stock...................       --          --        276,146     --         480         --              --              480
Issuance of common
  stock -- 401k ..........       --          --         50,723     --          89         --              --               89
Exercise of common stock
  options.................       --          --         68,853     --          51         --              --               51
Issuance Convertible
  Preferred...............    3,528      $3,137             --     --          --         --              --            3,137
Stock Deferred financing
  costs...................       --          --             --     --         847         --              --              847
Amortization of deferred
  compensation............       --          --             --     --          --         66              --               66
Reversal of deferred
  compensation............       --          --             --     --         (63)        63              --                0
Non-cash stock
  compensation............       --          --             --     --          39         --              --               39
Net loss..................       --          --             --     --          --         --         (15,812)         (15,812)
                             ------      ------     ----------    ---     -------      -----        --------         --------
Balance, December 31,
  1997....................    3,528       3,137     10,371,543     10      74,115        (94)        (70,694)           6,474
Issuance of common
  stock...................       --          --        159,634     --          65         --              --               65
Issuance of common
  stock -- 401k ..........       --          --        160,000     --          72         --              --               72
Exercise of common stock
  options.................       --          --          2,315     --           1         --              --                1
Issuance of common stock
  warrants................       --          --             --     --          32         --              --               32
Common stockholder release
  of mandatory redemption
  feature.................    2,772       2,464             --     --          --         --              --            2,464
Issuance of common
  stock -- Preferred Stock
  conversions.............   (3,716)     (3,795)     8,276,011      8       3,787         --              --               --
Preferred Stock
  dividends...............       --         216             --     --          --         --            (216)              --
Preferred Stock accretion
  to conversion
  discount................       --          --             --     --       1,207         --          (1,207)              --
Issuance of common stock
  and Preferred Stock to
  repurchase Preferred
  Stock warrants..........        6          --        950,000      2          --         --              --                2
Amortization of deferred
  compensation............       --          --             --     --          --         59              --               59
Net loss..................       --          --             --     --          --         --         (12,402)         (12,402)
                             ------      ------     ----------    ---     -------      -----        --------         --------
Balance, December 31,
  1998....................    2,590      $2,022     19,919,503    $20     $79,279      $ (35)       $(84,519)        $ (3,233)
                             ======      ======     ==========    ===     =======      =====        ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                  ORAVAX, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1996        1997        1998
                                                             --------    --------    --------
Cash flows from operating activities:
     Net loss from operations..............................  $(21,622)   $(15,812)   $(12,402)
     Adjustments to reconcile net loss from operations to
       net cash used in operating activities:
          Depreciation.....................................     2,028       2,183       1,784
          Equity in operations of joint venture............     5,085       6,236       5,844
          Amortization of debt discount....................        --         148         137
          Non-cash compensation............................       170         194         164
          Changes in operating assets and liabilities:
               Prepaid expenses and other current assets...        76         101          38
               Other assets................................      (200)         59          47
               Accounts payable............................        74        (200)        (13)
               Accrued expenses............................     1,301           6      (1,446)
               Deferred revenue............................        47        (855)        392
                                                             --------    --------    --------
Net cash used in operating activities......................   (13,041)     (7,940)     (5,455)
                                                             --------    --------    --------
Cash flows from investing activities:
     Purchases of short-term investments...................   (17,378)     (5,422)         --
     Sales and maturities of short-term investments........    25,918      11,183       1,054
     Expenditures for property and equipment...............    (1,361)       (253)        (52)
     Proceeds from sale-leaseback of property and
       equipment...........................................       775          --          --
     Investment in and advances to joint venture...........    (5,254)     (5,082)     (6,232)
                                                             --------    --------    --------
Net cash provided by (used in) investing activities........     2,700         426      (5,230)
                                                             --------    --------    --------
Cash flows from financing activities:
     Proceeds from common stock issuances, net.............    15,363         531          66
     Proceeds from preferred stock issuances, net..........        --       4,201       1,400
     Proceeds from short-term bridge loan..................        --          --       3,000
     Principal payments under capital lease obligations....    (1,488)     (1,530)     (1,257)
     Principal payments of installment debt, net...........      (500)       (330)       (260)
                                                             --------    --------    --------
Net cash provided by financing activities..................    13,375       2,872       2,949
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......     3,034      (4,642)     (7,736)
Cash and cash equivalents at beginning of period...........    11,882      14,916      10,274
                                                             --------    --------    --------
Cash and cash equivalents at end of period.................  $ 14,916    $ 10,274    $  2,538
                                                             ========    ========    ========
Interest paid during the year..............................  $    384    $    418    $    269
                                                             ========    ========    ========

Supplemental non-cash investing and financing activities:

Convertible Preferred Stock conversions as of December 31, 1998: 3,716 shares of Convertible Preferred Stock, including applicable stock dividends, had been converted into 8,276,011 shares of Common Stock.

Convertible Preferred Stock Warrants: In November 1998, the Company issued 950,000 shares of Common Stock and six shares of Convertible Preferred Stock to repurchase warrants for 630 shares of Convertible Preferred Stock, which had been issued to the placement agents in connection with the December 1997 private placement financing.

Property and equipment: Expenditures for property and equipment, in the year ended December 31, 1998, excluded $70,000 of equipment lease renewals.

   The accompanying notes are an integral part of the consolidated financial statements.

                                  ORAVAX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  NATURE OF BUSINESS:

     On November 10, 1998, the Company entered into an agreement to merge with Peptide Therapeutics Group plc ("Peptide") in a transaction now expected to close during the second quarter of 1999. See next section entitled "Proposed Merger with Peptide Therapeutics Group plc."

     OraVax's mission is the discovery, development and commercialization of vaccines and antibody products for the prevention or treatment of human infectious diseases. OraVax's products are vaccines that stimulate the body's own immunity to provide long term protection against disease, as well as antibody products that provide immediate passive immunity to treat existing infections or to protect against acute disease risk.

     The ultimate success of the Company is dependent upon its ability to raise capital through equity financings, direct financings, corporate partnerships, sale of product and interest income on invested capital. The Company plans to finance near term cash needs principally through its existing cash reserves, together with interest earned thereon, revenues from the H. pylori Joint Venture and dengue license agreement with Pasteur Merieux Connaught ("PMC"), sponsorship of the Company's Japanese encephalitis program by PMC, and previously awarded government grants. Additional capital will be required to ensure the on-going viability of the Company. The Company believes, based upon its current operating plan, that, in addition to its available cash balances and known revenues, it will need additional financing in the second quarter of 1999 in order to fund the Company's operations. Peptide has agreed to provide bridge financing on a secured basis under certain circumstances. This bridge financing will be secured with the intangible assets of the Company. In the event the merger with Peptide is not approved by the shareholders of both companies, the Company would be required to seek other sources of financing. While management believes that additional capital may be available to fund operations if the merger is not approved, there can be no assurance that additional funds will be available when required, on terms acceptable to the Company.

     To date, the Company has not received any revenues from the sale of products and does not expect to receive any such revenues until late 2000, at the earliest. The first product revenues are anticipated from sales of the yellow fever vaccine, under the Company's partnership with Medeva Pharma Limited ("Medeva"). Operations have been funded principally through public and private placements of equity securities, equipment lease financing, revenues from the Company's H. pylori Joint Venture and dengue license agreement with PMC, sponsorship of the Company's Japanese encephalitis program by PMC, government grants and interest income. Since inception, the Company's cash expenditures have exceeded its revenues principally as a result from expenditures under its research and development programs. The Company expects to continue to incur operating losses over the next several years primarily due to expanded research and development efforts, preclinical testing and clinical trials of its product candidates, the acquisition of additional technologies, the establishment of manufacturing capability and the performance of commercialization activities. Results of operations may vary significantly from quarter to quarter depending on, among other factors, the progress of the Company's research and development efforts, the receipt, if any, of milestone payments, the timing of certain expenses and the establishment of collaborative research agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, manufacturing limitations, third party reimbursements, collaborative arrangements, and compliance with government regulations.

B.  PROPOSED MERGER WITH PEPTIDE THERAPEUTICS GROUP PLC:

     On November 10, 1998, the Company entered into an agreement to be merged with Cambridge, England based Peptide for stock of Peptide and cash totaling approximately $15 million, which was subsequently increased to $20 million. Peptide is a biopharmaceutical company engaged in the research and development of

                                  ORAVAX, INC.

novel drugs and vaccines, and is listed on the London Stock Exchange, under the symbol PTE. Peptide currently has four products in clinical development with several pre-clinical and research programs. The Company and its Joint Venture partner PMC are already collaborating with Peptide in using Peptide's proprietary platform technology to create oral vaccines for the treatment of H. pylori. The merger will create a larger biopharmaceutical company involved in the development of novel drugs, vaccines and antibody products that control significant human diseases. The merged company will have a total of ten products in development, eight of which are currently in clinical trials, with the other two scheduled to go into clinical trials in the next twelve months, and multiple corporate partnerships including those with PMC, Medeva and SmithKline Beecham. This new business combination will result in a broader portfolio of product programs, and greater market presence and potential for expanded corporate partnerships.

     The transaction will take the form of a merger of the Company with a subsidiary of Peptide, formed for the transaction, and the Company will become a wholly owned subsidiary of Peptide following the merger. A condition to the merger is that Peptide shall have completed a financing that results in Peptide receiving net cash proceeds which, together with existing financing available to Peptide, is sufficient for the present working capital requirements of the combined entity in accordance with the rules of the London Stock Exchange. This condition was satisfied by Peptide raising approximately 20.6 million pounds sterling (net of expenses) in March 1999. In addition the merger is contingent upon approval by the shareholders of each company. In February 1999, Peptide's shareholders approved the merger. The merger is now anticipated to be completed during the second quarter of 1999.

     On November 10, 1998, simultaneous with the execution of the Merger Agreement with Peptide, Peptide purchased 2,584 shares, approximately 95%, of the Company's then outstanding Convertible Preferred Stock for an aggregate price of approximately $2.95 million. Under the Merger Agreement, at the effective time, outstanding shares of the Convertible Preferred Stock owned by Peptide will be canceled and outstanding shares of the Convertible Preferred Stock owned by third parties will be automatically converted into the right to receive $1,090 per share plus accrued but unpaid dividends. These third parties have contractually agreed to redeem their shares for cash.

     On November 20, 1998, the Company issued 950,000 shares of Common Stock and six shares of Convertible Preferred Stock to repurchase warrants for 630 shares of Convertible Preferred Stock, which had been issued to the placement agents in connection with the December 1997 private placement financing.

     On December 30, 1998, the Company received a letter from PMC indicating that PMC was considering making a proposal that could result in the maximum value for the Company's shareholders. The Company sent a copy of PMC's letter to Peptide, as required under the Merger Agreement. In response to PMC's letter, members of Peptide's management met independently with PMC and negotiated a series of agreements, including a standstill agreement under which PMC agreed not to make an offer to acquire the Company and an agreement by PMC to make a $3 million equity investment in Peptide ordinary shares in connection with and conditioned upon consummation of the merger. PMC and Peptide also agreed that the Company's technology relating to vaccines for Japanese encephalitis and tick-borne encephalitis would be licensed to PMC and that the joint venture with PMC would be granted licenses to the Company's technology for the development of vaccines against hepatitis C contingent on the merger being consummated. In addition, the Company's short-term loan agreement, in the amount of $3 million, with PMC was amended to extend the repayment terms to be the earlier of consummation of the merger or July 31, 1999. (See Note M)

     On January 4, 1999, Peptide converted 633 shares of the Convertible Preferred Stock into 2,193,537 shares of Common Stock. The shares of Common Stock owned by Peptide will be canceled in the merger.

                                  ORAVAX, INC.

     Since the merger was announced, the Company has received increased interest from prospective purchasers of the Company's leasehold interests, leasehold improvements and equipment in its Canton, Massachusetts, manufacturing facility. Based upon these indications of interest, the Company has explored the sale of its related interests in this facility.

     On January 28, 1999, the Merger Agreement was amended to increase Peptide's acquisition price from $15 million to $20 million based on the further developments in partnership discussions with PMC and the Canton facility, which indicated increased value for OraVax's assets. The additional $5 million of consideration will be in the form of Peptide ordinary shares.

C.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, OraVax JVM, Inc. and OraVax Securities Corp., which were incorporated in 1995. Intercompany transactions and balances have been eliminated in consolidation.

  Joint Venture

     The Company accounts for its investment in its Joint Venture Partnerships under the equity method of accounting. (Note M)

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

  Restricted Investments

     At December 31, 1997 and 1998, the Company held investments of $394,000 and $398,000, respectively, that are restricted as to their use by varying leasing arrangements. These investments in US Government and Agency obligations are available for sale, and are carried at amortized cost plus accrued interest, which approximates fair market value.

  Property and Equipment

     Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over the lesser of the lease term or the estimated useful lives of the related assets, generally three to seven years.

                                  ORAVAX, INC.

     When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gains and losses are included in operations in the period of disposal.

  Revenue Recognition

     Revenue under the Company's collaborative research and development agreement is recognized as related expenses are incurred. The Company recognizes milestone payments as revenue when the milestones are achieved. (Note M).

     The Company recognizes government grant revenue as the related expenses are incurred.

     The Company does not recognize as revenue amounts received which are refundable or involve future obligations.

  Research and Development Costs

     Research and development costs are expensed as incurred.

  Computation of Net Loss per Common Share

     The Company follows Statement of Accounting Standards No. 128 ("SFAS 128"), which requires the presentation of Basic and Dilutive earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Common stock equivalent shares consist of stock options, Convertible Preferred Stock and stock warrants. The dilutive computations do not include common stock equivalents for stock options of 890,809, 1,175,242 and 1,185,534 for the years ended December 31, 1996, 1997 and 1998, respectively, Convertible Preferred Stock convertible to 2,016,163 and 8,738,586 shares of Common Stock for the years ended December 31, 1997 and 1998, respectively, and warrants convertible to 24,000 and 84,086 shares of Common Stock for the years ended December 31, 1997 and 1998, respectively, as inclusion would be anti-dilutive.

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

  Accretion of Convertible Preferred Stock

     In December 1997, in a private placement financing, the Company issued 6,300 shares of 6% Convertible Preferred Stock ("Convertible Preferred Stock"), for $1,000 per share, providing cash proceeds of $5.6 million, net of $700,000 in deal costs. Holders of the Convertible Preferred Stock are entitled to a conversion discount that starts at 5% in December 1997 and increases to a maximum of 21% by June 1999. At December 31, 1997, the value of the discount was $1,675,800, which is being amortized over the eighteen month discount period by accreting preferred stock dividends as a credit to additional paid-in capital and a charge to retained earnings. (See Note D.)

                                  ORAVAX, INC.

  Changes in Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. For the twelve months ended December 31, 1998 and 1997, comprehensive income was the same as net income.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000, but does not expect such adoption to have a material impact on its financial statements.

     In February 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SoP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SoP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The Company does not expect SoP 98-1, which is effective for the Company beginning January 1, 1999, to have a material effect on its financial position or results of operations.

     In April 1998, the AcSEC issued SoP 98-5, "Reporting on the Costs of Start-Up Activities." Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, commencing some new operation or organizing a new entity. Under SoP 98-5, the cost of start-up activities should be expensed as incurred. SoP 98-5 is effective for the Company beginning January 1, 1999 and the Company does not expect its adoption to have a material effect on its financial position or results of operations.

D.  EFFECTS OF RESTATEMENTS:

     As a result of discussions with the staff of the Securities and Exchange Commission (the "Commission"), certain issues were raised regarding the presentation of the Convertible Preferred Stock and the calculation of the conversion discount attributable to the private placement financing that occurred in December 1997 (See Note K).

     The Company originally calculated the value of the discount at $846,788, which was recorded as a deferred financing cost and an addition to paid-in capital at December 31, 1997 and was to be amortized over the eighteen month discount period. In the Second Quarter of 1998, the Company changed the amortization period from eighteen to twelve months to reflect the volume of conversions of the preferred stock to common stock. During fiscal 1999, after consideration of the issues raised by the Commission staff and a re-examination of the facts surrounding the assumptions used in the calculation, the Company recalculated the amount of the discount as $1,675,800, eliminated the deferred financing costs at December 31, 1997 and

                                  ORAVAX, INC.

revised its amortization schedule to recognize the discount as a return to preferred shareholders over the original eighteen month discount period on which the shareholders could realize the discount by accreting preferred dividends as a credit to additional paid-in capital and a charge to retained earnings in each reporting period. As a result, the amount of the discount recognized in the year ended December 31, 1998 was $1,207,000.

     The Company originally presented the Convertible Preferred Stock as a component of stockholders' equity at December 31, 1997. Upon further review of the Preferred Stock Purchase Agreement and based on discussions with the Commission, the Company has determined that $2,464,186 of the total issuance has mandatory redemption features and, therefore, should not be included in stockholders' equity at December 31, 1997. The amount was determined based on the number of common shares into which the preferred stock was convertible at December 31, 1997 that were subject to shareholders' approval, which was voted on March 10, 1998.

     The restatements of the 1997 financial statements had no effect on the Company's net loss applicable to common stockholders or basic and diluted loss per share. Total assets and stockholders' equity, as previously reported and as restated, are as follows (in thousands):

Total assets -- previously reported......................    $17,344
Adjustment related to recalculation of preferred stock
  discount...............................................       (847)
As adjusted..............................................    $16,497
Total stockholders' equity -- previously reported........    $ 9,785
Adjustment related to presentation of preferred stock
  that is redeemable.....................................     (2,464)
Adjustment related to recalculation of preferred stock
  discount...............................................       (847)
As adjusted..............................................    $ 6,474

E.  PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following (in thousands):

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               1997     1998
                                                              ------   ------
Furniture and equipment.....................................  $  493   $  540
Computer hardware and software..............................     197      203
Leasehold improvements......................................   2,626    2,626
Equipment under capital lease...............................   4,353    3,979
                                                              ------   ------
                                                               7,669    7,348
Less accumulated depreciation...............................   4,145    5,489
                                                              ------   ------
Property and equipment, net.................................  $3,524   $1,859
                                                              ======   ======

     The net book value of equipment under capital lease was $1,579,000 and $372,000 at December 31, 1997 and 1998, respectively.

                                  ORAVAX, INC.

F.  ACCRUED EXPENSES:

     Accrued expenses consisted of the following (in thousands):

                                                                YEARS ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               1997     1998
                                                              ------   ------
Research and development contracts..........................  $1,985   $  974
License fees................................................      63      155
Financing related deal costs................................     751       --
Other.......................................................     860    1,084
                                                              ------   ------
Total accrued expenses......................................  $3,659   $2,213
                                                              ======   ======

G.  INCOME TAXES:

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

     The components of deferred taxes were as follows:

                                                               YEARS ENDED
                                                              DECEMBER 31,
                                                           -------------------
                                                             1997       1998
                                                           --------   --------
Capitalization of costs-principally research and
  development............................................  $ 11,943   $ 11,472
Property, plant and equipment............................       898      1,133
Capital leases...........................................        --          9
Accrued expenses.........................................       358        275
Net operating loss.......................................    13,459     18,267
Tax credits..............................................     2,586      3,112
                                                           --------   --------
Gross deferred tax asset.................................    29,244     34,268
Valuation allowance......................................   (29,244)   (34,268)
                                                           --------   --------
Net deferred tax asset...................................  $     --   $     --
                                                           ========   ========

     As of December 31, 1998, the Company had available federal net operating loss carryforwards of approximately $45,795,000 and $2,131,000 of federal tax credits, which may be used to offset future taxable income. These carryforwards expire beginning in 2005. Due to the uncertainty surrounding the realization of the net operating loss carryforwards in future tax returns, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $5,024,000 from December 31, 1997 to December 31, 1998.

     The Company has experienced ownership changes as defined under Section 382 of the Internal Revenue Code. Ownership changes limit the future use of the net operating loss and credit carryforwards created prior to the ownership change. If the full amount of the limitation is not used in any year, the amount not used increases the allowable limit in the subsequent year.

H.  CAPITAL LEASES:

     During the year ended December 31, 1998, the Company did not enter into any new sale-leaseback or direct lease arrangements due to the low volume of capital equipment expenditures. In addition, during the same period, the Company renewed $70,000 of existing equipment leases. During 1996, an equipment lease

                                  ORAVAX, INC.

assumed by the Company in connection with its lease of a manufacturing facility in Canton, Massachusetts, was capitalized in the amount of $2,773,000. Interest paid on capital leases during the years ended December 31, 1996, 1997 and 1998 was $372,000, $270,000, and $105,000, respectively.

     Minimum future payments under the Company's capital leases as of December 31, 1998 were as follows (in thousands):

                        YEAR ENDING
                        DECEMBER 31,                          AMOUNT
                        ------------                          ------
     1999...................................................   $351
     2000...................................................    124
                                                               ----
                                                                475
     Less amount representing interest......................     29
                                                               ----
                                                                446
     Less current obligation................................    327
                                                               ----
     Long-term obligation...................................   $119
                                                               ====

I.  INSTALLMENT DEBT:

     In January 1996, the Company leased an approximately 47,000 square foot, good manufacturing practices ("GMP"), manufacturing facility in Canton, Massachusetts and acquired related equipment and leasehold improvements from the former tenant. This facility was specifically designed and equipped by the former tenant for the manufacture of biological products. The Company's strategy was to develop its manufacturing facilities for producing both pilot-scale and commercial quantities of its products. The facility would also accommodate production development activities for OraVax's proprietary products depending on the outcome of product development. Existing building and capital equipment leases, which contain renewal and purchase options were transferred to the Company. In addition, the Company purchased leasehold improvements and other related assets from the former tenant, capitalized in the amount of $1,824,000, with the related debt payable in installments through 1999 collateralized by a leasehold mortgage and collateral assignment of OraVax's interest in the building lease. The Company is currently assessing its options relating to the facility, including the sale of its related interests.

     Future minimum payments under the installment purchase are as follows (in thousands):

                        YEAR ENDING
                        DECEMBER 31,                          AMOUNT
                        ------------                          ------
     1999...................................................  $1,050
                                                              ------
                                                               1,050
     Less amount representing interest......................      31
                                                              ------
                                                               1,019
     Less current obligation................................   1,019
                                                              ------
     Long-term obligation...................................  $    0
                                                              ======

J.  COMMITMENTS AND CONTINGENCIES:

  Operating Leases

     The Company leases office and laboratory facilities in Cambridge, Massachusetts under an operating lease which contains renewal options and expires in March 2001. In addition, the Company has an operating lease for a manufacturing facility in Canton, Massachusetts, containing renewal and purchase options and

                                  ORAVAX, INC.

expiring in June 2002. The noncancelable future payments as of December 31, 1998 were as follows (in thousands):

                        YEAR ENDING
                        DECEMBER 31,                          AMOUNT
                        ------------                          ------
     1999...................................................   1,430
     2000...................................................   1,434
     2001...................................................     511
     2002...................................................     101

     Rent expense for leased facilities during the years ended December 31, 1996, 1997 and 1998 was $1,862,000, $2,051,000 and $2,159,000, respectively.

  Agreements

     The Company is party to various agreements, principally contracted research and clinical trials, for which noncancelable minimum future payments as of December 31, 1998 were $1,205,000 payable in the year ended December 31, 1999.

     In addition, under certain of these and other agreements, the Company may pay royalties on future sales of specified products.

  Potential Litigation

     On December 23, 1997, the Company sold 240,000 shares of Common Stock to an institutional investor, at a purchase price of $1.9125 per share, in a private placement which closed simultaneously with a private placement of 6,300 shares of the Company's 6% Convertible Preferred Stock ("Preferred Stock"), at $1,000 per share. The institutional investor has expressed claims as follows: (i) that the Company should issue additional shares of Common Stock to the investor under a "most favored nations" clause in the Stock Purchase Agreement pursuant to which the investor purchased its Common Stock and (ii) that the Company should pay damages to the investor because the Company failed to afford the investor "piggyback" registration rights in connection with the Company's registration of the Preferred Stock on February 5, 1998.

     The Company believes it has good defenses to these claims. It does not believe that the issuance of the Preferred Stock (and the subsequent issuance of Common Stock upon conversions of shares of the Preferred Stock) triggered the "most favored nations" clause because the Preferred Stock was issued on the same Closing Date as the Common Stock issued to the investor. As to the "piggyback" registration rights, the Company believes that the investor had actual notice of the registration of the Preferred Stock in February, 1998 and took no action to invoke its rights at the time, did not exercise its demand registration rights for almost three months after they became available on April 23, 1998, and still has not sold any of its shares -- all of which the Company registered for resale on August 6, 1998. To date, no litigation has been filed by the investor on these claims.

K.  PREFERRED STOCK:

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

                                  ORAVAX, INC.

     In June 1995, all outstanding shares of Series Preferred Stock were converted to 5,019,383 shares of common stock in connection with the closing of the Company's initial public offering.

     In December 1997, in a private placement financing, the Company issued 6,300 shares of 6% Convertible Preferred Stock ("Convertible Preferred Stock"), for $1,000 per share, providing cash proceeds of $5.6 million, of which $4.2 million was received in 1997 and $1.4 million in 1998, net of $700,000 in deal costs, to the Company. The holders of the Convertible Preferred Stock receive an annual cumulative 6% dividend, which accrues in stock. All of the Convertible Preferred shares are fully convertible into shares of the company's Common Stock, at the option of the holder. The conversion price is the lowest trading price of the Common Stock during the 22 consecutive trading days immediately preceding the date of conversion reduced by a conversion discount that starts at 5% in December 1997 and increases to a maximum of 21% by June 1999. At December 31, 1997, the value of the discount was $1,675,800, which is being amortized over the eighteen month discount period by accreting preferred dividends as a credit to additional paid-in capital and a charge to retained earnings. At December 31, 1997, $2,464,186 of the total issuance has mandatory redemption features, based on the number of common shares into which the preferred stock was convertible that were subject to shareholders' approval, and, therefore, was not included in stockholders' equity. Upon approval by the common shareholders on March 10, 1998 eliminating any restriction on convertibility, the mandatorily redeemable portion of the Convertible Preferred Stock was transferred to stockholders' equity (See Note D). The number of shares sold on any given date is limited to the greater of 4,000 shares, 10% of the average daily trading volume of the Common Stock for the 5 trading days immediately preceding such sale, as reported by Nasdaq or such principal exchange, or 10% of the trading volume of the Common Stock on the day of such sale, as reported by Nasdaq or such principal exchange. The conversion price is at all times also subject to customary anti-dilution adjustment for events such as stock splits, stock dividends, reorganizations and certain mergers affecting the Company's Common Stock. On December 23, 2002, all outstanding shares of the Convertible Preferred Stock, including any accrued dividends thereon, will automatically be converted into the Company's Common Stock at the conversion price on such date. Each share of Convertible Preferred Stock is also entitled to a liquidation preference of $1,000 per share, plus any accrued but unpaid dividends, in preference to any other class or series of capital stock of the Company. Except to determine whether such stock is entitled to its liquidation preference under certain circumstances, and as provided by applicable law, holders of the Convertible Preferred Stock have no voting rights. In February 1998, 7,294,737 shares were registered for conversion. In connection with the private placement financing, warrants for 630 shares of Convertible Preferred Stock, at a price of $1,000 per share, were issued to the placement agents of the transaction. The warrants will expire on December 23, 2002.

     In November 1998, simultaneous with the execution of the Merger Agreement with Peptide, Peptide purchased 2,584 shares, approximately 95%, of the Company's then outstanding Convertible Preferred Stock for an aggregate price of approximately $2.95 million. Under the Merger Agreement, at the effective time, outstanding shares of the Convertible Preferred Stock owned by Peptide will be canceled and outstanding shares of the Convertible Preferred Stock owned by third parties will be automatically converted into the right to receive $1,090 per share plus accrued but unpaid dividends. These third parties have contractually agreed to redeem these shares for cash. If the merger is terminated because of a breach of the Merger Agreement by Peptide or a mutual decision by both parties to terminate the Merger Agreement, OraVax has the right to repurchase Peptide's Convertible Preferred Stock at the price Peptide paid for it. In all other events of termination of the Merger Agreement, Peptide has the right to sell the Convertible Preferred Stock to OraVax at the price Peptide paid for it.

     In November 1998, the Company issued 950,000 shares of Common Stock and six shares of Convertible Preferred Stock to repurchase warrants for 630 shares of Convertible Preferred Stock, which had been issued to the placement agents in connection with the December 1997 private placement financing.

                                  ORAVAX, INC.

     During 1998, 3,716 shares of the Convertible Preferred Stock, including applicable stock dividends, had been converted into 8,276,011 shares of Common Stock.

L.  STOCKHOLDERS' EQUITY:

  Common Stock

     During 1998, 3,716 shares of the Convertible Preferred Stock, including applicable stock dividends, had been converted into 8,276,011 shares of Common Stock.

     In November 1998, the Company issued 950,000 shares of Common Stock and six shares of Convertible Preferred Stock to repurchase warrants for 630 shares of Convertible Preferred Stock, which had been issued to the placement agents in connection with the December 1997 private placement financing.

     In July 1998, the Company issued warrants for 60,086 shares of common stock, at a price of $2.00 per share, to one of its investors, a principal of which is a member of the Company's Board of Directors. The $32,000 estimated fair value of these warrants was charged to general and administrative expense. The warrants will expire on December 23, 2002.

     In June 1998, the Company's stockholders approved an increase in the authorized shares of common stock to 50,000,000 shares.

     In December 1997, in a private placement financing, the Company sold 240,000 shares of its common stock, par value $.001 per share, for $1.9125 per share, providing net proceeds of $396,000 to the Company. In connection with the private placement financing, warrants for 24,000 shares of common stock, at a price of $1.9125 per share, had been issued to the placement agents of the transaction. The warrants will expire on December 23, 2002.

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

  Stock Options

     The Company follows FAS No. 123, "Accounting for Stock-Based Compensation." FAS 123 established financial accounting and reporting standards for stock-based employee compensation plans. The statement defines a new method of accounting for employee stock compensation plans using a fair value based method, under which compensation costs is measured and recognized in results of operations. Alternatively, FAS 123 allows an entity to retain the accounting for employee stock compensation plans defined under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company retained the accounting defined in APB No. 25 under which no compensation expense is recognized for fixed stock option grants to employees provided that the grant price equals or is greater than fair market value. As required, the Company will disclose the pro forma effects of stock-based compensation using the fair value based method defined under FAS 123.

     Incentive stock options granted under the Company's 1990 and 1995 stock option plans (the "Plans") may not be granted at a price less than the fair market value of the common stock on the date of grant (or less

                                  ORAVAX, INC.

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

     The Company's 1996 Employee Stock Purchase Plan (the "ESPP") permits employees to purchase common stock of the Company at the lesser of 85% of its fair value at the beginning or end of related six month payroll withholding periods. During 1996, 1997 and 1998, 13,822, 36,146 and 159,634 shares, respectively, were sold to employees under the ESPP. At December 31, 1998, there were no shares of common stock reserved for future issuances under the ESPP, and as a result the Company's ESPP plan has been suspended until completion of the planned merger with Peptide.

     Had compensation cost for options issued under OraVax's stock option plan and Employee Stock Purchase Plan been determined based on the fair value at the grant dates consistent with the methods defined under FAS 123, OraVax's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1996       1997       1998
                                                   ----       ----       ----
Net loss as reported (in thousands)............  $(21,622)  $(15,812)  $(13,825)
Pro forma (in thousands).......................  $(21,877)  $(16,233)  $(14,196)
Basic and diluted loss per share...............  $  (2.46)  $  (1.58)  $   (.92)
Pro forma......................................  $  (2.49)  $  (1.62)  $   (.94)

     The fair value of each stock option granted is estimated on the grant date using the Black-Scholes pricing model with the following weighted-average assumptions.

                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1996      1997      1998
                                                      ----      ----      ----
Expected Option Term...............................  5 years   5 years   5 years
Expected Option Volatility.........................      65%       70%       90%
Risk Free Interest Rate............................    6.13%     6.54%     5.59%
Expected Dividend Yield............................       0%        0%        0%

     The weighted average fair value of options granted under the plans during each of the years ended December 31, 1996, 1997 and 1998, was $7.32, $1.66 and $.78, respectively.

     The fair value of each option granted under the Employee Stock Purchase Plan is estimated on the grant date using the Black-Scholes pricing model with the following weighted-average assumptions.

                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1996       1997       1998
                                                    ----       ----       ----
Expected Option Term............................  1/2 year   1/2 year   1/2 year
Expected Option Volatility......................       65%        70%        90%
Risk Free Interest Rate.........................     5.32%      5.62%      5.46%
Expected Dividend Yield.........................        0%         0%         0%

     The weighted-average fair value of options granted under the Employee Stock Purchase Plan during each of the years ended December 31, 1996, 1997 and 1998 was $3.11, $.97 and $.10, respectively. Because some

                                  ORAVAX, INC.

options vest over several years and additional awards are generally made each year, the pro forma amounts may not be representative of the effects on net income in future years.

     A summary of the status of OraVax's stock option plan for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                                WEIGHTED-AVERAGE
                                                    SHARES       EXERCISE PRICE
                                                    ------      ----------------
Outstanding at December 31, 1995.................    802,807          2.27
     Granted.....................................    127,610         12.18
     Exercised...................................    (27,625)          .78
     Canceled....................................    (11,983)         5.21
                                                   ---------         -----
Outstanding at December 31, 1996.................    890,809          3.70
     Granted.....................................    498,683          2.63
     Exercised...................................    (68,853)          .74
     Canceled....................................   (145,367)         5.61
                                                   ---------         -----
Outstanding at December 31, 1997.................  1,175,272          3.18
     Granted.....................................    186,300          1.07
     Exercised...................................     (2,315)          .49
     Canceled....................................   (173,723)         3.47
                                                   ---------         -----
Outstanding at December 31, 1998.................  1,185,534          2.89
                                                   =========         =====

     The following table summarizes information about stock options outstanding at December 31, 1998:

            OPTIONS OUTSTANDING
-------------------------------------------              OPTIONS EXERCISABLE
                               WTD. AVERAGE   -----------------------------------------
                                REMAINING     WTD. AVERAGE                 WTD. AVERAGE
   RANGE OF     #OUTSTANDING   CONTRACTUAL      EXERCISE      #OPTIONS       EXERCISE
EXERCISE PRICE  AT 12/31/98        LIFE          PRICE       EXERCISABLE      PRICE
--------------  ------------   ------------   ------------   -----------   ------------
$0.313-$ 0.344      26,000         9.63          $0.32               0          N/A
 0.706-  1.059     280,499         6.37           0.88         174,371        $0.78
 1.125-  1.125       3,800         9.49           1.13               0          N/A
 1.875-  2.705     622,214         6.95           2.53         446,979         2.56
 3.000-  3.625     170,586         7.70           3.14          58,648         3.25
 6.625-  8.750       8,025         7.32           7.76           3,640         7.74
12.000- 14.750      74,410         7.17          13.32          40,096        13.31
                 ---------                                     -------
$0.235-$14.750   1,185,534         7.01          $2.89         723,733         2.81
                 =========                                     =======

     At December 31, 1998, options to purchase 717,337 shares of common stock remained available for future grants under the plans. At December 31, 1998, 1,902,871 shares of common stock remained reserved to satisfy the issuance of shares under outstanding and future grants under the plans.

     In connection with certain stock option grants in 1995, the Company recorded $141,000 of deferred compensation expense which is being amortized and charged to operations over the five-year vesting period of the related options. In addition, $250,000 of compensation expense was recorded in 1995 in connection with the vesting of certain milestone-based stock options. In 1997, $39,000 of compensation expense was recorded in connection with the vesting of certain performance based options and the extension of the term of certain options.

                                  ORAVAX, INC.

M.  JOINT VENTURE AND PMC SHORT-TERM BRIDGE LOAN:

     In March 1995, the Company entered into a collaboration (the "Joint Venture") with PMC for the development, manufacturing, marketing and sale of immuno-therapeutic and preventive vaccines against H. pylori infection in humans. OraVax and PMC will share equally in profits from the sale of the H. pylori vaccines and in all future research, development, clinical and commercialization costs. PMC is providing technical expertise and will also provide marketing to the Joint Venture. PMC made an initial payment of $3.2 million directly to OraVax which included $0.6 million to recognize the value of research and development conducted by OraVax in the first quarter of 1995 prior to forming the Joint Venture, and a milestone payment of $2.6 million to recognize the value of technology previously developed by OraVax and made available to the Joint Venture. In addition, PMC purchased $2.5 million of the Company's Series Preferred Stock. Subsequently, PMC purchased an additional $1.0 million of common stock in the Company's initial public offering. In addition, PMC agreed to pay the Company directly up to an additional $12.0 million during the development period, subject to the achievement of certain clinical and regulatory milestones, of which $0.6 million was paid to OraVax in December 1995. Beginning in the second quarter of 1995, research, development and commercialization activities of the Joint Venture were conducted through two equally controlled partnerships (the "Joint Venture Partnerships") which have contracted with OraVax to perform the research, development and clinical trial activities. OraVax earned $6,595,000, $7,587,000 and $7,682,000 under these contracts during 1996, 1997 and 1998, respectively. In addition, during 1996, 1997 and 1998, the Joint Venture entered into research and development contracts with PMC and third parties. The research and development budgets of the two partnerships comprising the Joint Venture are established by joint committees in which each of the venturers has an equal participation and role. The venturers will pay approximately equal shares of the agreed upon budgets. OraVax will receive revenue from the partnerships for research and development work which is requested to be performed by OraVax and funded by the Partnerships.

     OraVax and PMC each invested approximately $4.5 million, $5.8 million and $6.2 million in 1996, 1997 and 1998, respectively, to fund the Joint Venture's operations. OraVax accounts for its investments in the Joint Venture Partnerships under the equity method of accounting and, accordingly, recorded its $5,085,000, $6,236,000 and $5,844,000 share of the Joint Venture
Partnerships' net losses during 1996, 1997 and 1998, respectively. Following are the Joint Venture Partnerships' summarized combined balance sheets as of December 31, 1997 and 1998, and the summarized combined statement of operations for the period March 31, 1995 (inception) through December 31, 1995, for the years ended December 31, 1996, 1997 and 1998 and cumulative from inception (March 31, 1995) through December 31, 1998.

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

     On November 2, 1998, the Company obtained a short-term bridge loan, in the amount of $3 million, from PMC to support operations. The Company pledged 12% ownership in the H. pylori Joint Venture as collateral. The Company granted PMC a controlling vote, in the Joint Venture, regarding all marketing-related decisions, thereby granting PMC overall direction of marketing-related matters. The Company will retain equal voting authority in all non-marketing-related decisions. In addition, the Company authorized PMC, or should PMC elect, PMC's affiliates, to act as the principal marketing entity for any Joint Venture products. The loan was to be repaid in two installments: $2 million on January 31, 1999 and $1 million on June 30, 1999, and bears interest at an annual rate of 5.42% which is payable when each installment of principal is due.

                                  ORAVAX, INC.

However, the loan was subsequently amended to require repayment of $3 million upon the earlier of consummation of the merger or July 31, 1999.

     In the event that the Company defaults on the loan, PMC would, by virtue of the Company's pledge of 12% ownership in the Joint Venture to secure the loan, increase its ownership interest in the Joint Venture to 62%, thereby obtaining overall direction of all Joint Venture matters. The Company's share of future research, development, clinical and commercialization costs, and of profits from target product sales would then decrease from the present 50% to 38%.

                           JOINT VENTURE PARTNERSHIPS
                        (DEVELOPMENT STAGE ENTERPRISES)
                             COMBINED BALANCE SHEET
                                 (IN THOUSANDS)

                                                           DECEMBER 31,
                                                         ----------------
                                                          1997      1998
                                                         ------    ------
                            ASSETS
Cash...................................................  $  625    $  648
Prepaid expenses -- related party......................     623       920
                                                         ------    ------
                                                         $1,248    $1,568
                                                         ------    ------

               LIABILITIES AND PARTNERS' CAPITAL
Accounts payable -- OraVax.............................  $  382    $  183
Accounts payable -- PMC................................     595     1,500
Accounts payable -- Other..............................   1,240        79
Partners' capital:
  OraVax...............................................    (485)      (97)
  PMC..................................................    (484)      (97)
                                                         ------    ------
                                                         $1,248    $1,568
                                                         ======    ======

                           JOINT VENTURE PARTNERSHIPS
                        (DEVELOPMENT STAGE ENTERPRISES)
                        COMBINED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                          YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                             1996           1997           1998
                                                         ------------   ------------   ------------
Interest income........................................    $     16       $     22       $     23
                                                           --------       --------       --------
Contract research expense -- OraVax....................       6,595          7,587          7,682
Contract research expense -- PMC.......................       2,258          2,375          3,481
Contract research expense -- other.....................       1,139          2,508            539
Legal and administrative expenses......................          85             15             --
                                                           --------       --------       --------
Total expenses.........................................      10,077         12,485         11,702
                                                           --------       --------       --------
Net loss...............................................    $(10,061)      $(12,463)      $(11,679)
                                                           ========       ========       ========

                                  ORAVAX, INC.

N.  PMC: DENGUE LICENSE AGREEMENT AND SPONSORSHIP OF JAPANESE ENCEPHALITIS:

     In November 1998, the Company entered into a license agreement, under its dengue program, with PMC for the development of a vaccine against dengue fever, based upon the Company's Chimerivax(TM) platform of technology. This technology utilizes the yellow fever 17D vaccine virus as a vector for genes of related viruses. Under the license agreement, the Company agreed to develop the vaccine through completion of Phase I clinical trials. The Company granted PMC a worldwide exclusive license to the dengue vaccines and PMC will address advanced development, manufacturing, sales, marketing and distribution. In addition, PMC agreed to fund 100% of the research, development and clinical costs through Phase I clinical trials. As a term of the dengue agreement, PMC also has an option to negotiate a separate agreement to license the Company's vaccine against Japanese encephalitis ("JE"), also based on the Company's Chimerivax(TM) platform of technology. In exchange for the option, PMC agreed to fund 100% of the research, development and clinical costs through the completion of Phase I clinical trials.

     The Company and PMC estimate the research, development and clinical costs of both the dengue and JE vaccines through Phase I clinical trials to exceed $11.0 million. PMC began funding, as of October 1, 1998, the research, development and clinical costs under the dengue and JE programs, and paid the Company $1.2 million in December 1998, of which $1.1 million was earned in the current period. In addition, PMC agreed to pay the Company up to $12.2 million during the dengue development period, subject to the achievement of certain development, clinical and regulatory milestones, of which $1.0 million was paid to the Company in November 1998 to recognize the value of research and development conducted by the Company prior to the execution of the license agreement. However, there can be no assurance that the milestones which trigger such future payments will be achieved. Also, PMC agreed to pay the Company royalties on future net sales of licensed dengue product. A Research and Development Committee was formed to oversee the direction of the dengue and JE programs, and consists of three members of both the Company and PMC. The Research and Development Committee has approved funding of costs under both the dengue and JE programs through December 1999.

O.  RELATED PARTIES:

     The Company has a consulting agreement with the chairman of its Board of Directors under which, and together with fees paid to him for his services as chairman, he was paid $51,000, $39,000 and $43,000 during 1996, 1997 and 1998, respectively. In 1996, the Company entered into a consulting agreement with another member of its Board of Directors under which, and together with fees paid to him for his services as a director, he was paid $8,000, $16,000 and $8,000 during 1996, 1997 and 1998, respectively. In 1997, the Company entered into a consulting agreement with a third member of its Board of Directors under which, and together with fees paid to him for his services as a director, he was paid $10,000 and $7,000 during 1997 and 1998, respectively.

     In July 1998, the Company issued warrants for 60,086 shares of common stock, at a price of $2.00 per share, to one of its investors, a principal of which is a member of the Company's Board of Directors. The warrants will expire on December 23, 2002. (See Note L).

P.  EMPLOYEE BENEFITS:

     The Company has a 401(k) retirement plan in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to statutory limitations. For 1996, 1997 and 1998, the Company declared discretionary matching aggregate contributions to the plan of $97,000, $89,000 and $72,000, respectively, paid in 18,509, 50,723 and 160,000 shares of the Company's common stock, respectively. At December 31, 1998, there were no available shares of common stock reserved for future issuances under the plan.

                             ORAVAX MERIEUX CO. AND
                        MERIEUX ORAVAX CO. PARTNERSHIPS

                     INDEX TO COMBINED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS
Report of Independent Accountants...........................  S-2
Combined Balance Sheets as of December 31, 1997 and 1998....  S-3
Combined Statements of Operations for the years ended
  December 31, 1996, 1997 and 1998, and cumulative from
  inception through the year ended December 31, 1998........  S-4
Combined Statements of Partners' Capital (Deficit) for the
  period from inception (March 31, 1995) through December
  31, 1995 and the years ended December 31, 1996, 1997 and
  1998......................................................  S-5
Combined Statements of Cash Flows for the years ended
  December 31, 1996, 1997 and 1998, and cumulative from
  inception through the year ended December 31, 1998........  S-6
Notes to Combined Financial Statements......................  S-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of OraVax Merieux Co. and Merieux OraVax Co.:

     In our opinion, the accompanying combined balance sheets and the related combined statements of operations, partners' capital and cash flows present fairly, in all material respects, the financial position of OraVax Merieux Co. and Merieux OraVax Co. (both development stage enterprises) at December 31, 1997 and 1998, and the results of their operations and its cash flows for each of the three years in the period ended December 31, 1998, and cumulative from inception (March 31, 1995) through December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the partnerships' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

                                          --------------------------------------

Boston, Massachusetts
March 1, 1999

                             ORAVAX MERIEUX CO. AND
                        MERIEUX ORAVAX CO. PARTNERSHIPS
                        (DEVELOPMENT STAGE ENTERPRISES)

                            COMBINED BALANCE SHEETS

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
ASSETS
Cash........................................................  $  625,055   $  647,944
Prepaid expenses -- related parties.........................     623,164      920,341
                                                              ----------   ----------
Total assets................................................  $1,248,219   $1,568,285
                                                              ==========   ==========

LIABILITIES AND PARTNERS' CAPITAL
  LIABILITIES
Accounts payable -- OraVax..................................  $  382,421   $  183,118
Accounts payable -- PMC.....................................     595,096    1,500,022
Accounts payable -- other...................................   1,240,059       79,478
Commitments and contingencies (Note D)
  Partners' capital (deficit):
  OraVax....................................................    (485,164)     (97,343)
  PMC.......................................................    (484,193)     (96,990)
                                                              ----------   ----------
Total liabilities and partners' capital (deficit)...........  $1,248,219   $1,568,285
                                                              ==========   ==========

     The accompanying notes are an integral part of the combined financial statements.

                             ORAVAX MERIEUX CO. AND
                        MERIEUX ORAVAX CO. PARTNERSHIPS
                        (DEVELOPMENT STAGE ENTERPRISES)

                       COMBINED STATEMENTS OF OPERATIONS

                                                                                                CUMULATIVE
                                                                                                (INCEPTION
                                                                                                  THROUGH
                                    YEAR ENDED          YEAR ENDED          YEAR ENDED         DECEMBER 31,
                                 DECEMBER 31, 1996   DECEMBER 31, 1997   DECEMBER 31, 1998         1998)
                                 -----------------   -----------------   -----------------     ------------
Revenue
  Interest Income..............    $     16,393        $     21,509        $     22,889        $     60,791
                                   ------------        ------------        ------------        ------------
Expenses:
     Contract research
       expense -- OraVax.......       6,595,003           7,587,421           7,681,788          26,732,011
     Contract research
       expense -- PMC..........       2,257,985           2,375,000           3,480,856           8,113,841
     Contract research
       expense -- other........       1,139,033           2,507,559             539,486           4,186,078
     Legal and administrative
       expenses................          85,777              15,020                  --             100,797
                                   ------------        ------------        ------------        ------------
Total expenses.................      10,077,798          12,485,000          11,702,130          39,132,727
                                   ------------        ------------        ------------        ------------
Net loss.......................    $(10,061,405)       $(12,463,491)       $(11,679,241)       $(39,071,936)
                                   ============        ============        ============        ============

     The accompanying notes are an integral part of the combined financial statements.

                             ORAVAX MERIEUX CO. AND
                        MERIEUX ORAVAX CO. PARTNERSHIPS
                        (DEVELOPMENT STAGE ENTERPRISES)

               COMBINED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
    FOR THE PERIOD FROM INCEPTION (MARCH 31, 1995) THROUGH DECEMBER 31, 1998

                                                          PASTEUR        MERIEUX
                                            ORAVAX        MERIEUX        AMERICA
                                           JVM, INC.     CONNAUGHT    HOLDING, INC.      TOTAL
                                          -----------   -----------   -------------   ------------
Capital contributions...................  $ 2,885,851   $ 2,014,444    $   866,793    $  5,767,088
Net loss................................   (2,435,847)   (1,700,322)      (731,630)     (4,867,799)
                                          -----------   -----------    -----------    ------------
Balance, December 31, 1995..............      450,004       314,122        135,163         899,289
Capital contributions...................    4,503,600     3,143,700      1,352,700       9,000,000
Net loss................................   (5,034,754)   (3,521,082)    (1,505,569)    (10,061,405)
                                          -----------   -----------    -----------    ------------
Balance, December 31, 1996..............  $   (81,150)  $   (63,260)   $   (17,706)   $   (162,116)
                                          ===========   ===========    ===========    ============
Capital contributions...................    5,832,751     4,062,359      1,761,140      11,656,250
Net loss................................   (6,236,765)   (4,361,714)    (1,865,012)    (12,463,491)
                                          -----------   -----------    -----------    ------------
Balance, December 31, 1997..............  $  (485,164)  $  (362,615)   $  (121,578)   $   (969,357)
                                          ===========   ===========    ===========    ============
Capital contributions...................    6,232,113     4,350,278      1,871,874      12,454,265
Net loss................................   (5,844,292)   (4,087,734)    (1,747,215)    (11,679,241)
                                          -----------   -----------    -----------    ------------
Balance, December 31, 1998..............  $   (97,343)  $  (100,071)   $     3,081    $   (194,333)
                                          ===========   ===========    ===========    ============

     The accompanying notes are an integral part of the combined financial statements.

                             ORAVAX MERIEUX CO. AND
                        MERIEUX ORAVAX CO. PARTNERSHIPS
                        (DEVELOPMENT STAGE ENTERPRISES)

                       COMBINED STATEMENTS OF CASH FLOWS
    FOR THE PERIOD FROM INCEPTION (MARCH 31, 1995) THROUGH DECEMBER 31, 1998

                                                                                                CUMULATIVE
                                                                                                (INCEPTION
                                   YEAR ENDED          YEAR ENDED          YEAR ENDED            THROUGH
                                DECEMBER 31, 1996   DECEMBER 31, 1997   DECEMBER 31, 1998   DECEMBER 31, 1998)
                                -----------------   -----------------   -----------------   ------------------
Cash flows from operating
  activities:
  Net loss....................    $(10,061,405)       $(12,463,491)       $(11,679,241)        $(39,071,936)
     Changes in operating
       assets and liabilities:
       Prepaid expenses.......        (147,012)            423,137            (297,177)            (920,341)
       Accounts payable.......       1,335,862             881,714            (454,958)           1,762,618
                                  ------------        ------------        ------------         ------------
Net cash used by operating
  activities..................      (8,872,555)        (11,158,640)        (12,431,376)         (38,229,659)
Cash flows from financing
  activities:
  Capital contributions.......       9,000,000          11,656,250          12,454,265           38,877,603
                                  ------------        ------------        ------------         ------------
Net increase in cash and cash
  equivalents.................         127,445             497,610              22,889              647,944
Cash and cash equivalents at
  beginning of period.........              --             127,445             625,055                   --
                                  ------------        ------------        ------------         ------------
Cash and cash equivalents at
  end of period...............    $    127,445        $    625,055        $    647,944         $    647,944
                                  ============        ============        ============         ============

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

     Merieux OraVax Co. is a French partnership whose partners are PMC and OraVax JVM, Inc. ("OraVax JVM"), a wholly-owned subsidiary of OraVax. The term of the partnership is ninety-nine years. The initial interest of each partner in Merieux OraVax Co. is as follows:

PMsv........................................................  49.9%
OraVax JVM..................................................  50.1%

     The second partnership comprising the Collaboration is OraVax Merieux Co., a Massachusetts general partnership, whose partners are OraVax JVM and Merieux American Holding, Inc. ("MAHI"), an affiliate of PMC. The initial interest of each partner in OraVax Merieux Co. is as follows:

MAHI........................................................  50.1%
OraVax JVM..................................................  49.9%

     While the partnership interests of the partners in each partnership are slightly different, the Collaboration has been structured with the intent of having all costs, capital, profits and losses shared equally by PMC and OraVax (through their respective affiliates). As a matter of partnership accounting, the capital contributions shall be made equally, to be consistent with the respective partnership interests for each partner as set forth above.

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

     The partners of OraVax Merieux Co. and Merieux OraVax Co., both development stage enterprises, have agreed to fund through the Partnerships the research and development, clinical and pharmaceutical development costs of the Collaboration as approved by its executive committee at least through December 1999.

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

C.  RELATED PARTY TRANSACTIONS

     The Partnerships entered into research and development contracts, with OraVax, Inc., the parent company of OraVax JVM and with PMC, to perform contract research and development for the Partnerships. Funds transferred to OraVax for the period from inception through December 31, 1995 and the years ended December 31, 1996 1997 and 1998 were $6,642,015, $7,205,000 and $7,655,282, respectively.
Contract research and development performed by OraVax during the same periods were $6,595,003, $7,587,421 and $7,681,788, respectively. Funds transferred to PMC for the years ended December 31, 1996, 1997 and 1998 were $2,357,985, $2,425,000 and $3,144,000, respectively. Contract research and development performed by PMC during the same period was $2,257,985, $2,375,000 and 3,480,856, respectively.

                             ORAVAX MERIEUX CO. AND
                        MERIEUX ORAVAX CO. PARTNERSHIPS
                        (DEVELOPMENT STAGE ENTERPRISES)

             NOTES TO COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1997 and 1998, prepaid expenses represented funds transferred to OraVax and PMC in advance of performance under its research and development contracts. At December 31, 1998, accounts payable included liabilities to OraVax and PMC in the amounts of $183,118 and $1,500,022, respectively.

D.  COMMITMENTS AND CONTINGENCIES

     The Partnerships are party to research and license agreements with third parties for which non-cancelable minimum future payments as of December 31, 1998 were $750,000, payable in 1999. In addition, under these agreements, the Company may pay milestones and/or royalties of future sales of specified products.

                                  ORAVAX, INC.

                               INDEX TO EXHIBITS

                          EXHIBITS                            NUMBER
                          --------                            ------
License Agreement between the Company and Pasteur Merieux
  Connaught, under the dengue program, dated October 1,
  1998......................................................  10.01
Amendment Agreement and Facility Letter between the Company
  and Pasteur Merieux Connaught, for a short-term loan,
  dated November 2, 1998....................................  10.02
Loan Agreement between the Company and Peptide Therapeutics
  Group plc, for future bridge financing, dated November 10,
  1998......................................................  10.03
First Amendment to the Facility Agreement between the
  Company and Pasteur Merieux Connaught, for a short-term
  loan, dated January 25, 1999..............................  10.04